Form 10KSB
period 2004-12-31
CHEMOKINE THERAPEUTICS CORP
filed 2005-03-15
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-51080

CHEMOKINE THERAPEUTICS CORP.
(Name of small business issuer in its charter)
Delaware	33-0921251
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)
6190 Agronomy Road, Suite 405 University of British Columbia Vancouver, British Columbia	V6T 1Z3
(Address of principal executive offices)	(Zip Code)
(604) 822-0301
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, US$0.001 Par Value Per Share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No  __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  __

State issuer’s revenues for its most recent fiscal year. US$0.00

As of March 1, 2005, the approximate aggregate market value of voting and non-voting stock held by non-affiliates of the issuer was US$27,620,826 (based upon the closing price for shares of the issuer’s common stock as reported by Toronto Stock Exchange on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2005, there were 31,743,206 shares of the issuer’s common stock issued and outstanding.

Documents Incorporated By Reference:  Portions of the issuer’s definitive proxy statement relating to its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the issuer’s last fiscal year, are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one): Yes  __  No  X

CHEMOKINE THERAPEUTICS CORP.

2004 ANNUAL REPORT ON FORM 10KSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and other written reports and oral statements made from time to time by Chemokine may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “experts,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar meaning. Forward looking statements are likely to address such matters as Chemokine’s business strategy, future operating results and clinical trial plans. As a result, investors should carefully consider any forward looking statements in light of the various factors which could affect future results. Some of these factors are discussed below.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Overview

We are an early stage biotechnology company developing drugs in the field of chemokines and cytokines. Chemokines are a class of cytokines which play major roles in physiological processes such as the metastasis of cancer, blood cell mobilization, autoimmune and inflammatory diseases.  Cytokines are proteins that regulate a large number of physiological functions, including blood cell supply and tissue development.  Some well known cytokines that are approved therapeutics for blood cell formation and are currently on the market are Neupogen® and Epogen®.

Our objective is to discover drug candidates that target chemokine receptors and develop them through Phase II clinical trials.  Provided that we reach this stage with individual drug candidates, we intend to enter into agreements with larger biotechnology and pharmaceutical companies to co-develop our drug candidates through Phase III and Phase IV of clinical trials.  In some circumstances, when appropriate, we may license a product to a partner at an earlier stage.  We intend to license the marketing of our product candidates to companies with existing infrastructure for the marketing of pharmaceutical drugs.

Chemokine Therapeutics Corp. was founded on July 15, 1998. We are incorporated under the laws of the State of Delaware.  We have a wholly owned subsidiary in British Columbia, Chemokine Therapeutics (B.C.) Corp., incorporated under the laws of the province of British Columbia, which employs all of our executive management.

Our Offices and Research Facilities

Our headquarters are located in Vancouver, British Columbia, at the University of British Columbia. Our research activities are centralized in Vancouver under Globe Laboratories Inc. in an incubator facility on the campus of University of British Columbia.  Globe Laboratories is a company 66.7% owned by Dr. Hassan Salari and is engaged in chemokine research for us on a contracted operating cost basis plus a 2% margin.  Globe Laboratories is eligible for Canadian scientific research and development tax credits.  Pursuant to a development agreement between Globe Laboratories and us, all proprietary interest, including all patent rights, trademarks, copyright, trade secrets and confidential information in the product candidates developed by Globe Laboratories for us is our exclusive property.

Through our location on the campus of University of British Columbia and our affiliation with University of British Columbia, we have access to a wide range of equipment and scientific facilities, such as University of British Columbia’s animal facility. This allows us to minimize costs while maintaining quality. We lease office space of 3,600 square feet at the University of British Columbia from a third party and 1,200 square feet in Vancouver, B.C., from Salari Enterprise Ltd., a company 100% owned by Dr. Hassan Salari, our Chairman, President and Chief Executive Officer.

Dr. Hassan Salari has had previous experience with the formation and development of biopharmaceutical companies and is a scientist in the field of drug discovery and development.

We have established a network of research collaborations with the following universities or organizations:

-   University of British Columbia, Vancouver

-   Memorial Sloan Kettering Cancer Center, New York

-   Indiana University Medical School, Indianapolis

-   University of California, Blood and Marrow Transplantation Division, San Diego

-   Chinese University, Hong Kong

-   Center for Cancer Research, National Cancer Institute, Bethesda

Although these are beneficial research collaborations, we are not dependent on any of such collaborations. We do not pay the institutions for these collaborations and the institutions are not required to provide us anything definite in return. These institutions have permission to use our products for research, but they do not otherwise gain any right to our technology. These collaborations allow researchers at these institutions to pursue their own research interests with our products. We may benefit from papers they publish and other results of their research. Many medical schools and cancer institutes conduct research on cancer-related topics and we believe we could establish collaborations with other institutions if it were beneficial to us.

We also maintain a close collaboration with the research scientists and doctors on our Medical and Scientific Advisory Board including, amongst others: Malcolm A. Moore, co-inventor of Neupogen®, and Edward D. Ball, co-founder of Medarex, Inc.

A Note on Clinical Trials

A clinical trial is a type of research study that tests an investigational new drug or method to evaluate its safety and efficacy in humans.  Clinical trials in the United States are overseen by the Food and Drug Administration, or FDA, and may be carried out in a clinic, hospital or other medical facility.  In Canada, clinical trials are overseen by the Therapeutics Products Directorate.  In both countries there are usually four phases of clinical trials, I through IV.

An Investigational New Drug application, or IND, is a request for authorization from the FDA to administer an investigational drug or biological product into humans.  Such authorization must be secured prior to commencement of Phase I clinical trials.

Phase I clinical trials are typically the first study of a drug in humans.  These studies typically evaluate safety, and pharmacokinetics, the metabolism and action of the drug, in a small group of usually fewer than 50 healthy subjects.  Phase I clinical trials can also allow researchers to evaluate dose levels as well as route of administration.

Phase II clinical trials are designed to measure efficacy, short-term tolerability and further information related to the optimum dose in specific patient groups for specific diseases. These trials are usually conducted with patients who are suffering from the disease.  The studies involve a greater number of subjects than Phase I clinical trials.

A Phase III clinical trial compares the results of people taking a new treatment with results of people taking standard treatment, for example, which group has better survival rates or fewer side effects. In most cases, studies move into Phase III clinical trials only after a treatment has shown an acceptable safety profile and preliminary efficacy results in Phases I and II. Phase III trials may include hundreds of people.

A Phase IV clinical trial is conducted once a drug has been approved and is being marketed. The drug is studied in a Phase IV clinical trial to evaluate side effects of the new treatment that were not apparent in the Phase III trial.  Phase IV clinical trials involve testing in large groups of people, sometimes in the thousands.

Phase I, Phase II, Phase III and Phase IV generally have the same meaning in the U.S., Canada and Europe.  The clinical results from one jurisdiction can be used in an application in another jurisdiction to avoid duplicating clinical trials; however, generally, each of the U.S., Canada and Europe will require at least a Phase III study to be completed in their jurisdiction prior to granting new drug approval.

We intend to seek regulatory approval for marketing of a new drug in both North America and in Europe if and when our drug candidates are successful in completing Phase III clinical trials.  We cannot give you assurance that any of our drug candidates will demonstrate safety and efficacy during the conduct of clinical trials necessary to gain regulatory approval.

Our Relationship with Pharmaceutical Product Development, Inc.

We have a strategic relationship with Pharmaceutical Product Development, Inc. (PPDI) (NASDAQ: PPDI).  PPDI acquired 2,000,000 series “A” preferred shares through an investment of US$2,700,000 and we granted to PPDI share purchase warrants entitling PPDI to purchase 500,000 common shares at an exercise price equal to CDN$1.00 per share expiring on December 29, 2007.  PPDI currently holds approximately 5.9% of our voting securities.

We granted PPDI an option, exercisable for up to 90 days, to license CTCE-0214 following completion of the Phase I clinical trials. PPDI also provides regulatory services and general consulting services for the development of CTCE-0214 at market rates.  If PPDI exercises its option, PPDI will pay us a total of US$15 million in payments upon achieving certain milestones: (i) US$1.5 million upon exercise of the option; (ii) US$2 million upon initiation of Phase III clinical studies; (iii) US$4,000,000 upon acceptance of a new drug application filing with the FDA; (iv) US$7,500,000 upon approval of the new drug application by the FDA.  In addition we will receive a royalty at one of two rates based on whether or not CTCE-0214 is sold in a country in which we can enforce our patent rights. The rates will increase based on the level of net sales of CTCE-0214. The rates vary from 8% on net sales of less than or equal to US$400,000,000, 10% on net sales of US$400,000,000 to US$1,000,000,000, and 12% on net sales above US$1,000,000,000. In addition PPDI will pay the entire cost of drug development, including manufacturing, clinical trials and regulatory fillings.

Under our agreement with PPDI, we will fund the Phase I clinical studies of CTCE-0214. When we decide to license any other of our compounds to a third party, we will give notice to PPDI and allow PPDI the first opportunity to negotiate a license with us.  If PPDI has no interest in a compound or we are unable to reach an agreement on a license, we may then negotiate and grant licenses to other companies.

Although PPDI may terminate the relationship at any time, subject to any then existing obligations, we have no general right to terminate the relationship, except in case of PPDI’s insolvency. If PPDI terminates the relationship, we would have no ongoing obligation to PPDI, other than with respect to options that PPDI had previously exercised.

We have also engaged PPDI as a consultant relating to the development of CTCE-0214, including the design and execution of clinical trials; the evaluation of the results of clinical trials; and the design, execution and evaluation of research and development activities.  We have agreed to pay PPDI a consulting fee of $150,000 in equal monthly payments of $25,000 per month over the six month period beginning December 2004.

Our Relationship with Procter & Gamble Pharmaceuticals, Inc.

We have a research collaboration with Procter & Gamble Pharmaceuticals, Inc. (P&GP), a subsidiary of The Procter & Gamble Company (NYSE: PG) to develop chemokine-based drugs for the treatment of cardiovascular disease. Under the terms of the agreement, we have provided P&GP with an exclusive research opportunity to evaluate certain of our preclinical compounds for their development potential.  P&GP will assume responsibility for the research and development program, while we will be responsible for manufacturing the compounds for the program.  In addition, we have the potential to receive pre-defined milestone and royalty payments upon P&GP’s execution of an option to license and develop a compound for commercialization following the conclusion of the research program.

Our Relationship with the University of British Columbia

On September 22, 1999 we entered into a license agreement with University of British Columbia.  The license grants to us exclusive worldwide rights to research develop and commercially exploit certain patented technologies, which remain the property of University of British Columbia.  The licensed technology relates to therapeutics involving stromal cell-derived factor 1, or SDF-1 peptide antagonists and agonists which are currently applicable to our drug candidates CTCE-9908 and CTCE-0214, respectively.

Under the agreement we are obligated to achieve various milestones and to make milestone payments and to pay royalties of 2% of any revenues or other consideration derived from the licensed technologies.  The remaining milestone payments on one of either CTCE-9908 or CTCE-0214 include the following: (i) CDN$100,000 at the time of completion of Phase II clinical trials; (ii) CDN$250,000 at the time of completion of Phase III clinical trials; and (iii) CDN$500,000 on the filing for new drug approval. We have paid a total of CDN$15,000 to University of British Columbia upon the execution of the agreement in 1999 and CDN$50,000 in 2003 in connection with our filing of an Investigational New Drug application.

The term of the license agreement is the longer of 20 years from the date of the agreement and the expiration of the last patent relating to the licensed technology.  The license agreement shall automatically terminate if any proceeding under the Bankruptcy and Insolvency Act of Canada is commenced by or against us.  In addition, University of British Columbia may terminate the agreement for various reasons including if we become insolvent, fail to pay monies due under the agreement, breach certain terms of the agreement, or if the licensed technology becomes subject to a lien, charge or encumbrance.

Our Business

Chemokine Therapeutics Corp. is a biotechnology company with specific interest in protein based drug development.  We are specifically focused on protein based drugs that target a class of cytokines known as chemokines. Cytokines are soluble proteins produced by cells to control interactions between other cells. Chemokines, more specifically, are a complex family of small proteins produced in the body, which have a regulatory function in the development and migration of various cell types.  Of particular interest is the role chemokines play in controlling the movement of cells in the immune system and in activating the immune system to fight disease or to maintain the normal functioning of the immune system.

Drug Discovery Capabilities

We have a team of chemists and biologists headed by our Chief Executive Officer, Dr. Hassan Salari, that has developed an approach to discover chemokine and cytokine based drug candidates.  Even though they occur naturally in the body, the majority of chemokines and cytokines in their natural state are not suitable for use as therapeutic drugs due to their instability, potential side effects such as allergic reactions, fever and bone pain.  We have developed techniques to generate small versions or analogs of natural chemokines or cytokines, which copy the function of chemokines known as agonists or inhibit their function known as antagonists.  While these analogs function similarly to natural chemokines or cytokines, we believe these analogs do not possess their side effect profiles; therefore these analogs could be used as therapeutic drugs to replace natural chemokines.  We have designed several hundred of these analogs and have tested them in our laboratories.  We have selected four of these compounds as drug candidates, two of which, CTCE-9908 and CTCE-0214, we consider lead product candidates. We are testing CTCE-9908 for the prevention of the metastasis of cancer and we are testing CTCE-0214 for hematological support. We have completed lead optimization of CTCE-0324 and will continue to test it in animal models of peripheral vascular disease. We have also completed lead optimization of CTCE-0189 for multiple sclerosis and CTCE-0422 for infectious diseases. We have several additional compounds which require further testing and lead optimization, targeting hematological diseases, cardiovascular diseases and inflammatory diseases.

The scope of our drug development activities includes:

-   Investigation of natural chemokines and cytokines;

-   Identification of binding sites for chemokines;

-   Design of new analogs, based on the structure of chemokines or cytokines, that enhance or counteract the biological activities of their natural counterparts;

-   Synthesis of the designed compounds;

-   Screening and identification of drug potential;

-   Proof of efficacy and pre-clinical development;

-   Phase I and Phase II clinical trials; and

-   Partnership with other established pharmaceutical companies with marketing infrastructure and expertise to further develop and commercialise our product candidates.

We have completed a Phase I clinical trial for our CTCE-9908 compound but have not begun a Phase II clinical trial for any compound.

The Chemokine System

Chemokines are a recently discovered family of small, soluble proteins, structurally-related to cytokines.  They assume a range of important functions in the human body, mainly in relation to the immune system.  Among other functions, chemokines are responsible for blood cell formation through stem cell growth and differentiation.  In addition, chemokines participate in white blood cell mobilization and in the initiation of immune responses.  They are produced and released by a wide variety of cell types.

In addition to their designated natural functions, chemokines have been found to play an important role in the physiological processes of a variety of prominent and critical diseases.  There is a growing focus in the scientific community on chemokine involvement in cancer, both at the level of blood vessel generation and metastasis, in viral infections such as HIV and in autoimmune diseases, as evidenced by studies in an increasing number of research publications and articles.

The mechanism of chemokine action always involves initial binding to specific receptors on target cells, such as white blood cells.  Over fifty different human chemokines and seventeen human cell receptors have so far been identified and described.

We utilize peptide technologies known as solid phase synthesis to design proteins and peptide drugs that target chemokines.  However, the same technology is applicable to cytokines, hormones and growth factors.

As several chemokines normally interact with a specific receptor and certain chemokines can interact with several receptors, the apparent complexity and redundancy in the human system makes the identification of effective drug candidates difficult.  The principal challenge is to identify which chemokines and receptors should be targeted to produce the desired effects.

We have developed our own approach to address this challenge, consisting of a combination of the following elements:

-   Identification and characterization of chemokine functions - A great deal of information is known about chemokines including their roles, linear amino acid sequence, 3-dimensional structure, genetic sequence, molecular weight and binding sites.  We leverage this information to identify the binding sites on chemokines which bind to receptors on the surface of various cells in the body.  We select chemokines and those important binding sites for further study and potentially to manufacture them synthetically.  These synthetic peptides are called analogs.  We produce analogs that have the potential to replace proteins for those chemokines that cannot be produced naturally due to either their breakdown, instability or their aggregation in the body.  We synthetically produce chemokines that are believed to have important therapeutic properties and potentially represent large markets.

-   Computational design of new chemokine-based drug candidates - Our understanding of the 3-dimensional structure and binding of a chemokine with its receptor is essential for the design of a smaller chemokine analog of its natural counterpart.

-   Structural redesign for enhancement/improvement of critical activities and properties – Redesign of the original drug candidate is required as part of the rational peptide design process.  The changing of one linkage or an amino acid can cause the drug candidate to enhance or counteract the biological activities of their natural counterparts, or improve the pharmacokinetics. We continually redesign in an effort to obtain more desirable peptides.

-   Synthesis of new analogs using solid phase technology - We use solid phase peptide synthesis to generate several amino acid peptides of relatively short length, typically 5 to 15 amino acids, or large sequence peptides, typically 15 - 70 amino acids in length.  The technology allows the cost effective production of peptides with yield levels that are greater than observed with recombinant protein production.  This is achieved synthetically through organic chemistry.  This process also allows for the introduction of non-natural amino acids and other chemical groups into peptides, allowing for rational design of a drug candidate.

-   Systematic screening of promising chemokine agonists and antagonists using receptor binding studies - Systematic screening of promising chemokines is performed through receptor binding studies.  Analogs bearing the desired biological and chemical properties of a desired therapeutic are candidates for animal model evaluation.

-   Evaluation of the novel drug candidates in animal models of the disease for proof of efficacy - Novel drug candidates are evaluated in animal models of the disease to assess safety and efficacy.  The first animal models are typically mice or rats.  These studies are categorized as preclinical studies.

Our Pharmaceutical Drug Candidates

CTCE-9908 (Anti-Metastasis)

When a cancer spreads from its original site to another area of the body, it is termed metastatic cancer. Cancer metastasis involves a complex interaction of many factors, including the type of cancer, the degree of maturity of the tumour cells, the location and how long the cancer has been present, as well as other factors not completely understood.

CTCE-9908, based on our laboratory studies in animal models of lung cancer, has the potential to reduce or delay the progression of metastasized lung cancers.  CTCE-9908 will be developed targeting the specific type of cancer that is determined to best respond to this form of therapy.  We intend to test CTCE-9908 in cancers with high metastatic potential such as osteosarcoma, non-small cell lung cancer or NSCLC, breast cancer, colorectal cancer and prostate cancer.

Cancerous cells have been shown to express receptors on their cell surface known as CXCR4 receptors.  As these cells detach from the primary tumour and circulate throughout the body, they stop in the blood vessels of organs that produce high levels of the chemokine SDF-1 which binds to CXCR4 receptors.  This binding induces the migration of cancer cells into normal tissue and induces blood vessel generation leading to the growth of metastatic tumours.

CTCE-9908 is an antagonist of SDF-1, the chemokine that binds to the CXCR4 receptor.  The drug candidate inhibits the binding of cancer cells to other tissues, with the potential to reduce the spread of cancer throughout the body.

CTCE-9908 has the potential to become part of a new generation of drugs that acts to inhibit the metastasis of cancer cells from the primary tumour by preventing the binding of cancer cells to other tissues in the body.  In our animal trials, we found a reduction of 50% to 70% of the metastasis to the lungs as compared with untreated animals, and a prevention of detectable metastasis to other organs and tissues.

We have discovered in our animal models that CTCE-9908:

-   prevents NSCLC metastasis to the lungs by approximately 68%;

-   abolished detectable metastasis to sites outside of the lungs; and

-   did not affect the anti-cancer activity of another chemotherapeutic drug tested in our animal model studies.

In addition, preliminary results from human Phase I clinical trials demonstrate low toxicity in humans.

Development of CTCE-9908

Our drug candidate CTCE-9908 has recently completed a Phase I clinical trial in the United Kingdom.  This was a single-dose escalation trial to access safety in healthy volunteers.  CTCE-9908 was shown to be well tolerated with no serious or drug related adverse events.  According to the final report of the clinical trial prepared by DDS Medicines Research Limited, a total of 24 healthy subjects, of which 18 were male and six were female, were divided into four groups of six subjects. The study consisted of three dose levels with four subjects receiving CTCE-9908 and two receiving a placebo. The first group of subjects received placebo or CTCE-9908 at a dose of 0.5 mg/kg body weight with the subsequent groups receiving placebo or 2 and 5 mg/kg body weight respectively.  The fourth group consisted of healthy women of non-child bearing potential who were administered a dose of 5 mg/kg or placebo, in the same manner as the first three groups.  There were no serious adverse events noted in any subject during the study.  Overall, the product was non-toxic and well tolerated.

We expect to initiate a Phase II clinical trial of CTCE-9908 during the second half of 2005.  This will be a trial in cancer patients assessing safety and preliminary efficacy.  The table below provides a summary of the CTCE-9908 clinical plan.

Clinical Development Plan for CTCE-9908

Description	Clinical Phase	No. of Subjects	Duration	Location(s)
Single-Dose Safety Study in Healthy Volunteers	I (Completed)	24	6 months	United Kingdom
Safety and Preliminary Efficacy Study	II (To be commenced in 2nd half of 2005)	approx. 50	To be determined	To be determined

Market Need for CTCE-9908

As a potential anti-metastasis cancer therapy, we believe that CTCE-9908 is unique and has the potential to address a large and growing cancer market.  Cancer is a major health care problem as approximately 23% of all deaths in the U.S. in 2001 were caused by cancer according to the National Cancer Institute.  The National Cancer Institute estimates that there were 1,368,030 new cases of cancer in 2004 in the U.S., including 230,110 prostate cancers; 217,440 female breast cancers; 173,770 lung cancers; and 146,940 cancers of the colon/rectum.  In addition, the risk of being diagnosed over one’s lifetime with cancer is approximately 46% of U.S. males and 38% of U.S. females according to the National Cancer Institute.

According to the American Cancer Society, about one-third of patients with cancer, excluding nonmelanoma skin cancers, have metastases that are detected at the time their cancer is first diagnosed.  Another third of patients have metastases that are too small to be detected by usual diagnostic tests. These micrometastases, however, will eventually grow into clinically significant metastases if the patient receives no treatment or local treatment of the primary tumour only.

Competition for CTCE-9908

Lung cancer is a large market and therefore will continue to attract significant competition from marketed products.  There are at least 70 product candidates in clinical development for lung cancer as tabulated by Medicines in Development for Cancer 2003 Survey.  However, the competition from companies specifically developing anti-metastasis drugs is less.  Currently, there are several companies, including OSI Pharmaceuticals, Inc. and Genentech Inc., attempting to develop drugs to treat primary and metastatic tumour sites by using inhibitors of Epidermal Derived Growth Factor Receptor (“EGFR”) and Vascular Endothelial Growth Factor (“VEGF”) targeted product candidates.

Two of the main companies pursuing cancer drugs for metastatic non-small cell lung cancer are:

Company	Product	Status
OSI Pharmaceuticals, Inc.	TarcevaTM	Approved
Genentech Inc.	Avastin®	Approved

(Source: Company Reports)

To the best of our knowledge, we are the only company at this time that has been able to demonstrate significant prevention of cancer metastasis in animals with an SDF-1 antagonist drug candidate.

CTCE-0214 (Hematological Support)

The natural chemokine SDF-1 is known to have a role in blood cell formation in the body known as the hematopoietic process.  Currently, natural SDF-1 is not suitable for drug development due to its breakdown in circulation, the potential for allergic reactions due to production of antibodies and other complications.  We have designed and produced an analog of SDF-1 that possesses superior stability and potentially overcomes these issues.

CTCE-0214, based on our research in animal models, increases the level of circulating stem cells, white blood cells or neutrophils and bleeding prevention cells or platelets.  Blood is made up of a number of different types of cells involved in many different physiological functions, from infection fighting to blood clotting.  These cells have a limited life span; neutrophils live a few hours and erythrocytes or red blood cells survive for a few weeks.  Therefore the body needs to continually produce up to 1011 cells per day to maintain a normal balance (Source: Hematopoietic Lineages in Health and Disease).  The blood cell production process largely occurs in the bone marrow from hematopoietic stem cells that form progenitor cells, which proliferate and differentiate into mature blood cells.

In the setting of cancer, chemotherapeutic drugs are administered in patients to interrupt cell division in tumors that typically have a high rate of proliferation.  However, many of the currently available drugs are non-specific and target healthy cells that are replenishing themselves rapidly. These cells include; the lining of the gut, the mouth, and blood cells, including neutrophils, which are cells that provide the first-line of defense against bacterial infection.  A weakened barrier in the gut and mouth caused by chemotherapy allows for easy passage of invading bacteria with fewer neutrophils available to launch an attack against them.

In preclinical animal tests, CTCE-0214 mobilized cells that express the SDF-1 receptor, CXCR4, including neutrophils, platelets and hematopoietic progenitor cells, raising the animal’s level of cells in the blood.  We have shown in the laboratory that CTCE-0214 is an agonist of SDF-1 by its competition against SDF-1 in binding to cells bearing CXCR4.  Upon binding, CTCE-0214 induces a host of cellular activation responses, specifically mobilization of the cell.  In preclinical animal models, CTCE-0214 is effective in significantly raising the level of neutrophil, platelet and hematopoietic progenitor cells in the blood.  The lack of adverse effect towards blood cell and bone marrow cells demonstrates its low toxicity and good tolerability.

We are targeting CTCE-0214 for development in cancer patients undergoing myelosuppressive chemotherapy.  CTCE-0214 has the potential to restore infection-fighting neutrophils and platelets to prevent bleeding.  In this clinical scenario, patients might be able to receive aggressive chemotherapy by minimizing delays caused by infection, low white blood cell counts and/or low platelet counts.

CTCE-0214 also has the potential to be used in stem cell mobilization indications and offers potential improvement compared to the currently available therapies. The results of our animal model hematological studies show that CTCE-0214 has a rapid mode of action, enabling the required increase of the stem cells, white blood cells and platelets within one hour.  Currently available treatments, if at all successful, require more time, typically a few days to a week.  In addition, our animal model statistics have shown that our drug candidate may increase the benefits of Neupogen®, currently the main drug currently in use for immune system recovery.

We have discovered in our animal models that CTCE-0214 injected intravenously:

-   increased the number of neutrophils in the blood stream by approximately 710% over the number of neutrophils in the blood stream of the control;

-   increased the number of platelets in the blood stream by approximately 260% over the number of platelets in the blood stream of the control; and

-   increased the number of stem cells in the blood stream by approximately 340% over the number of stem cells in the blood stream of the control.

Development of CTCE-0214

We have completed the pre-clinical work on CTCE-0214’s efficacy and certain aspects of toxicology studies in support of initiation of a single dose Phase I study.  These studies included pivotal toxicology and safety studies in two animal species.  In June 2004, the FDA accepted our IND and we initiated Phase I clinical trials in the U.S. in the fourth quarter of 2004 and expect to initiate Phase II clinical trials in 2006, based on Pharmaceutical Product Development, Inc. conducting the Phase II trials.

If PPDI exercises its option to license CTCE-0214 after Phase I clinical trials, then PPDI would fund and carry out the Phase II and Phase III clinical trials. If PPDI does not exercise its option, then we will evaluate the feasibility of proceeding with, and funding a Phase II study internally, or with another partner.

Market Potential for CTCE-0214

CTCE-0214 is a potential therapy for patients with chemotherapy induced neutropenia and thrombocytopenia.  In addition, we will target other diseases or disorders that cause neutropenia or thrombocytopenia.  World-wide sales of neutropenia treatments in 2003 were approximately US$3 billion and are projected to increase to over US$4.5 billion by 2008 according to Business Communications Company, Inc.  Another potential application of CTCE-0214 is for enhancing stem cell mobilization from the bone marrow to the blood prior to blood transplantation.  In 2002, there were approximately 45,000 blood and marrow transplants world-wide, according to the International Bone Marrow Transplant Registry.

The market for immune system recovery and stem cell mobilization is currently served by only a few products.  There is a strong need for products that have the potential to enhance the performance of the growth factors currently in use or provide additional resources in maintaining proper physiological responses in the body.

Competition for CTCE-0214

Although the FDA has approved a range of cytokine based drugs for stimulating blood cell recovery, we are not aware that the FDA has approved any chemokine based drug.

Stem Cells

Ex vivo.  Currently there are a number of cytokines, such as Neupogen® manufactured by Amgen, Inc., and stem cell factors and thrombopoietin that are used for ex vivo or out-of-the body stem cell expansion.  Since the ex vivo drug is not introduced into the body directly, the regulatory approval process follows that of a new device application rather than the more burdensome process required for a drug compound to be used in the body.

In vivo. The commonly used drug to elevate the number of stem cells in the blood in vivo or in-the-body is Neupogen®.  In a study conducted between 2000 and 2003, the drug was effective for 77% of patients, but in 23% of patients, it failed to mobilize sufficient stem cells after chemotherapy and Neupogen® treatment according to Transfusion, May 2004. There is a strong need for more efficacious products in this market.  There are some new drugs under development for this market. The most notable is AMD3100TM being developed by AnorMED Inc.  AMD3100TM has been shown to work in synergy with Neupogen® and increase the total number of transplantable stem cells. AMD3100TM is currently in clinical trials and we do not know when or if it might be approved.

CTCE-0214 does not work on the same target as Neupogen®, but focuses on a different part of the cell.  We hope to show that our drug will be more effective than currently available drugs through CTCE-0214’s potentially rapid action.

Neutrophils

Neupogen®, approved in 1991, is approved for use in preventing infection in cancer patients undergoing chemotherapy treatment, in bone marrow transplant recovery, for use in severe chronic neutropenia (a rare white blood cell disorder) and for mobilization of peripheral blood progenitor cells for transplantation.  The limitations of Neupogen® include lack of rapid action and a relatively high failure rate due to lack of response of the drug in approximately one quarter of people.  The effect of the drug on the recovery of neutrophils is slow.  Usually the drug requires few days to a week to show some results.

Leukine®, manufactured by Berlex, Inc., is another product from the same class of cytokines as Neupogen®, and is used to stimulate neutrophil and monocyte progenitors, usually together with Neupogen®. Leukine® typically requires a few days to a week for mobilization. It has certain side effects and therefore is not used commonly.  As with Neupogen®, some portion of patients are non-responsive or become refractory.

Platelets

Platelets are small cellular fragments found in the blood that play a vital role in preventing bleeding. A low number of platelets, which is referred to as thrombocytopenia, leads to anemia, general fatigue and an inability to stop bleeding. Patients suffering from cancer and AIDS as well as those undergoing chemotherapy typically suffer from this condition. Patients with thrombocytopenia often receive platelet transfusions, in which healthy donor platelets are collected and transfused into the patient. However, multiple platelet transfusions are costly and associated with immune reactions. Patients can develop antibodies, making further transfusion of random donor platelets ineffective and requiring single donor platelets from compatible individuals. The transfused platelets are also sometimes underperforming platelets with a shortened life-span in circulation and unable to clot properly.

We are aware of only one approved drug for increasing the number of platelets in the blood. Interleukin-11 (IL-11) is a thrombopoietic growth factor that is currently used in the application for increasing platelet production. The compound is marketed by Wyeth under the name Neumega®. We are investigating whether our compound CTCE-0214 will increase the level of circulating platelets more rapidly and with greater efficacy than Neumega®, and potentially be a more effective treatment for thrombocytopenia.

Other Drug Candidates

CTCE-0324

We believe, based on our research on animal models, CTCE-0324 increases the number of primitive stem cells, which have the potential to turn into the cells that comprise blood vessels.  Formation of the new blood vessels, known as angiogenesis or neovascularization, is a critical process in increasing blood supply to the areas of the body where vessels are occluded or have died.  Approximately 10 million Americans suffer from a condition referred to as peripheral vascular disease or PVD according to Medical Update - “Shaping the Future of Medicine”. This problem occurs most often in diabetics as well as elderly patients. The incidence of this disease increases with age. In western countries, approximately 5% of men aged 55-64 years and 3% of all women will have symptomatic PVD of the lower limbs. Out of this population, 30% have pain at rest with 5% to 10% requiring amputation in spite of treatment with medication, surgical bypass and angioplasty, according to The Practitioner, “Western Countries: Lower Limb Occlusive Disease”.

We are currently in the research and preclinical testing phase with CTCE-0324. We intend to carry out further animal testing of the compound to determine the potential of this agent for peripheral vascular disease.

Other CTCE Compounds

CTCE-0189, based on our research on animal models, inhibits the action of a chemokine believed to be involved in the initiation of several autoimmune diseases, in particular multiple sclerosis or “MS”.  MS is a neurodegenerative disease that is believed to be initiated by the over activation of immune system cells.  Certain of these cells are not normally present in large numbers in the brain.  However, chemokines could cause a large number of immune system cells to travel to the brain and spinal cord area which subsequently lead to the damages to the nerve and induction of conditions associated with MS.  Approximately 400,000 Americans acknowledge having MS, and every week about 200 people are diagnosed with MS according to the National Multiple Sclerosis Society. CTCE-0189 is currently in the research and preclinical testing phase.  Further we intend to study the toxicology and pharmacokinetics of CTCE-0189 in animal species.  We recently selected a compound CTCE-0422 for further evaluation in infectious disease applications.

Various Products Stage of Development

The chart below sets out our drug candidates and their respective stages of development:

Product		Indication	Research/ Preclinical	Phase I	Phase II	Phase III	Market

1.	CTCE-9908	Oncology- anti-metastasis

2.	CTCE-0214	Hematological support; neutrophil and platelet regeneration and stem cell mobilization

3.	CTCE-0324	Peripheral Vascular Disease

4.	CTCE-0189	Multiple Sclerosis

5.	CTCE-0422	Infectious Disease

Intellectual Property

We regard the protection of our intellectual property to be critical to the success of our business and accordingly, we actively seek patent protection for our intellectual property.  The following is a summary of our patents issued and pending in the United States (US), certain countries of Europe (EP), Australia (AU), Canada (CA), Japan (JP) and Brazil (BR):

	Patents Issued	Patent Applications(3)	Subject
1.	US 6,706,767 B2 Expires Jan. 22, 2021		Therapeutics for chemokine mediated diseases
2.	EP 1,286,684(1)(4): UK 1,286,684(1) FR 1,286,684(1) DE 60,103,052(1) Expiring May 9, 2021	CA 2,408,319(1) JP 2001-581,849(1) AU 2001258110(1) US 10/945,674 (1) US 60/205,467(1)	CXCR4 antagonist treatment of hematopoeitic cells
3.	US 6,693,134 Expires Nov. 13, 2021		Bicyclic aromatic chemokine receptor ligands
4.	US 6,515,001 Expires Mar. 5, 2021		IL-8 receptor ligands-drugs for inflammatory and autoimmune diseases
5.	AU 762,472(2) EP 1,061,944(2)(5): FR 1,061,944(2) UK 1,061,944(2) IT 1,061,944(2) DE 69,914,463(2) Expiring Mar. 12, 2019	CA 2,322,764(2) JP 2000-536,397(2) US 09/646,192(2) US 09/646,193(2)	Therapeutic chemokine receptor antagonists
6.	EP 1,276,493(1)(5): UK 1,276,493(1) FR 1,276,493(1) IT 1,276,493(1) DE 60,106,0028(1) Expiring Apr. 12, 2021	US 10/086,177(1) US 09/835,107(1) BR PI 0110049-1(1) CA 2,405,907(1) JP 2001-574,131(1) AU 20012522081(1)	CXCR4 agonist treatment of hematopoietic cells
7.		US 09/993,354	MIP-1 alpha receptor ligands-drugs for T-cell mediated and autoimmune diseases
8.		US 10/222,703	Novel chemokine mimetics synthesis and their use
9.		US 10/243,795	Design of chemokine analogs for treatment of human diseases
10.	US 6,831,101 Expires Nov. 13, 2021		Tricyclic terpenes of the family of abietic acid as rantes inhibitor
11.		US 10/932,208	Mimetics of Interleukin-8 and Methods of Using Them in the Prevention, Treatment, Diagnosis, and Ameliorization of Symptoms of a Disease

1.

Jointly owned by us and University of British Columbia, however we have obtained exclusive worldwide rights through a license agreement with University of British Columbia.

2.

Owned by University of British Columbia, however we have obtained exclusive worldwide rights through a license agreement with University of British Columbia.

3.

Patents have a life of 20 years from the filing date.

4.

This European patent has effect only in the United Kingdom (UK), France (FR) and Germany (DE).

5.

This European patent has effect only in the UK, FR, Italy (IT) and DE.

As part of our confidentiality procedures, we enter into a non-disclosure and confidentiality agreement with each of our consultants, employees and specifically with any third party that would have access to our proprietary technology.

Manufacturing, Marketing and Distribution

We have not yet introduced any products and have no manufacturing, marketing or distribution capabilities.  If we develop products eligible for commercial sales, we intend to contract with third parties such as licensees, collaborators, joint venture partners or independent distributors to manufacture, market and distribute our products.

The Pharmaceutical Market

The pharmaceutical market in general has grown at rates above GDP growth.  According to IMS World Review 2004, audited pharmaceuticals sales grew at 9% to US$466.3 billion in 2003.

Cytokines and cytokine targeted drugs are a class of drugs that are being developed by biotechnology companies.  The following table sets forth certain information, including approximate sales, for some well-known cytokines and peptide based drugs. At this time, we know of no chemokine-based drugs on the market.

Company	Drug	Sales (full year 2004) (in Millions)
Amgen Inc.	Epogen®	US$5,100
Aranesp®
	Neupogen®	US$2,900
Neulasta®
	Enbrel®	US$1,900
Biogen Inc.	Avonex®	US$1,400
Chiron	Betaseron®/Betaferon	US$694(1)
	Proleukin®	US$129
Genentech	Herceptin®	US$483
	Rituxan®	US$1,711
	Avastin	US$555(2)
Johnson & Johnson	Eprex/Procrit®	US$3,590
Schering AG	Betaseron®/Betaferon	EURO782(1)
Serono	Rebif®	US$1,091

(Sources –Company SEC Filings. Cytokines, Chemokines and Growth Factors, December 2003, D&MD Publications)

(1)  Product sales and royalties.

(2)  Launched February 2004.

Government Regulations

Regulation by government authorities in the United States and foreign countries is a significant factor in the research, development, manufacture, and marketing of our products.  Each of our product candidates will require regulatory approval before they can be commercialized.  In particular, human pharmaceutical products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and other foreign authorities.  It often takes companies many years to satisfy these requirements, depending on the complexity and novelty of the product. The review process is also extensive which may delay the approval process even more.  As yet, we have not obtained any approvals to market our product candidates.  Further, our business is at risk that the FDA or any other regulatory agency will not grant us approval for any of our product candidates on a timely basis, if at all.  Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems may result in restrictions on marketing or withdrawal of the product from the market.

Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. The phases of clinical studies may overlap. The designation of a clinical trial as being of a particular phase is not necessarily indicative that such a trial will be sufficient to satisfy the parameters of a particular phase, and a clinical trial may contain elements of more than one phase notwithstanding the designation of the trial as being of a particular phase.  Our business is at risk that the results of preclinical studies or early stage clinical trials will not predict long-term safety or efficacy of our compounds when they are tested or used more broadly in humans. Various federal and state statutes and regulations also govern or influence the research, manufacture, safety, labeling, storage, record keeping, marketing, transport, or other aspects of such products. The lengthy process of seeking these approvals and the compliance with applicable statutes and regulations require the expenditure of substantial resources. Any failure by us or any of our future collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our product candidates and any other products and our ability to receive product or royalty revenue.

Employees

We are an early-stage biotechnology development company and, as of February 28, 2005, we had 16 full-time employees between us (4) and Globe Laboratories Inc. (12), which provides research on our behalf.  We also employ consultants on various projects from time to time.  We have entered into employment agreements with certain officers and key employees. No employees are covered by a collective bargaining agreement.

Available Information

Our Internet website address is www.chemokine.net.  We make available free of charge on this website our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Risk Factors

An investment in our common shares must be considered highly speculative, generally because of the nature of our business and the general stage of its development.  In addition to the usual risks associated with investment in a business, potential investors should carefully review the following factors together with the other information contained in this annual report before making an investment decision.  The risks described below are not the only ones facing us.  If any of the following risks actually occur, our business, financial condition and operating results could be materially affected.

Risks Related to Our Industry

Because the manufacture and marketing of human pharmaceutical products requires the approval of the Food and Drug Administration in the United States and similar agencies in other countries, and since we do not yet have such approval, you are at risk that we will be unable to successfully develop and market our products.  We have not yet established that our products will be safe and effective through clinical trials.

The manufacture and marketing of human pharmaceutical products in the United States, Canada and other countries, require the approval from the United States Food and Drug Administration, the Canadian Therapeutic Products Directorate and other similar foreign regulatory agencies.  The process that our pharmaceutical product candidates must undergo to obtain these approvals includes preclinical testing and clinical trials to demonstrate safety and efficacy.  Such process is expensive and time consuming. We have completed only one Phase I clinical trial for one of our products.  Investors are at risk that we will be unable to successfully develop future products, prove safety and effectiveness in clinical trials, or receive applicable regulatory approvals.

We have no experience in manufacturing pharmaceuticals and the applicable good manufacturing practice regulations for the manufacture of our products.  These regulations include requirements relating to quality control, quality assurance and maintenance of records and documentation. If we cannot establish and demonstrate the proper manufacturing techniques and controls, we will not receive regulatory approval to manufacture and market our products.

Regulatory authorities have the power to withdraw a previously approved product from the market upon a change in regulations or upon receipt of newly discovered information and/or require additional, and potentially expensive, additional testing.  Since we have no history with our products, we might face such newly discovered information that comes to light after initial approval of our products.

Unanticipated changes in existing regulations or the adoption of new regulations could adversely affect the development, manufacture and marketing of our products.  Since we have no operating history, ongoing government regulation could cause unexpected delays and adversely impact our business in areas where our inexperience might lead to failure in complying with applicable requirements.  Such failure to comply might also result in criminal prosecution, civil penalties, recall or seizure of products, or partial or total suspension of production.  Any of these penalties could delay or prevent the promotion, marketing or sale of our products. Furthermore, the laws, regulations, policies or current administrative practices of any governmental body, organization or regulatory agency in the United States, Canada or any other jurisdiction, might be changed, or applied or interpreted in a manner which will fundamentally alter the ability of us or our collaborative partners to develop, operate, export or market the products or services which we may provide. We do not have lobbying or other resources to affect the course of such changes. If such future changes have an adverse impact on our products or their manufacture and marketing, the likelihood of our success could be damaged.

We are engaged in a rapidly changing field characterized by intense competition that we expect to increase. Since we are a small company with limited financial resources, and many of our competitors have significant products that have been approved or are in development and operate large, well-funded discovery and development programs, we will experience a competitive disadvantage.

We are engaged in a rapidly changing field characterized by rapid technological change, new and improved product introductions, changes in regulatory requirements and evolving industry standards.  Other products and therapies that will compete directly with the products that we are seeking to develop currently exist or are being developed.  We expect competition from fully integrated pharmaceutical companies and more established biotechnology companies to be intense and to increase.  These companies have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we do.  Many of our competitors have significant products that have been approved or are in development and operate large, well-funded discovery and development programs.  Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for therapeutic products and clinical development and marketing. We have none of these resources.  In addition, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position from larger companies. We do not have any experience in these areas at this time and therefore we are at a competitive disadvantage.

If our competitors succeed in developing competing products earlier than we do, in obtaining regulatory approvals for such products more rapidly than we do, or in developing products that are more effective or less expensive than the products we develop, we will have difficulty competing with them.

Since our competitors keep this type of information confidential, we do not know where they stand in developing competing products. As a result, we might be using our resources, including the proceeds from our recently completed initial public offering, to develop products that will face such competition from our competitors and our products might not be successful in the marketplace. Our future success depends on our ability to timely identify new market trends and develop, introduce and support new and enhanced products on a successful and timely basis.  We might not be successful in developing or introducing to the market our products.  If we fail to develop and deploy new products on a successful and timely basis, we will be non-competitive and unable to recoup the research and development and other expenses we incur to develop and test new product candidates.

Even if our products are approved for sale by the regulatory authorities, we have not yet demonstrated their market acceptance and they might not gain market acceptance among physicians, patients, healthcare payers and the medical community.

The degree of market acceptance will depend on a number of factors, including:

-   demonstration of the clinical efficacy and safety of the products;

-   cost-effectiveness;

-   potential advantage over alternative treatment methods;

-   the effectiveness of marketing and distribution support for the products; and

-   reimbursement policies of government and third party payers.

If our product candidates do not achieve significant market acceptance, our business and financial condition will be materially adversely affected.

Our products may become technologically obsolete.

We have developed a particular skill in creating chemokine and cytokine based product candidates. Biotechnology and related pharmaceutical technology are subject to rapid and significant change. Our success will depend in large part on our ability to maintain a competitive position with respect to our chemokine and cytokine products in comparison to technologies that might be developed.  If we are unsuccessful in our ongoing development activities, our current compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with the development of these product candidates.

Our success may depend in part on the extent to which reimbursement for the cost of our products will be available from government health administration authorities, private health coverage insurers and other organizations, since potential customers might not use our products if such reimbursement is not available.

At the present time, we have not established that such governmental authorities or non-governmental providers will reimburse physicians and patients for the use of our products. Recently, the prices of medical products and services have increasingly been examined and challenged by third parties and consumers of such products and services.  We anticipate that new federal or state legislation will be proposed to attempt to provide broader and better health care and to manage and contain costs.  Since we have not yet established reimbursement coverage, we face significant uncertainty as to the reimbursement status of newly approved health-care products and whether third party reimbursement will be available at price levels sufficient for us to realize our desired returns.

Since we will be administering our products in human clinical trials and thereafter to patients, we will be subject to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of therapeutic products.

Our clinical studies include trials on humans.  These studies create a risk of liability for serious side effects to participants resulting from an adverse reaction to the products being tested or resulting from negligence or misconduct and the associated adverse publicity.  We manage our liability risks by trying to follow proper protocols and through product liability insurance. We currently purchase liability insurance for clinical trials at the time we begin such trials. At the present moment, we have liability coverage limits of US$3,000,000.  Such insurance is expensive and difficult to obtain. In the future, insurance coverage might not be available to us on acceptable terms, if at all.  If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims we might not be able to commercialize our products.  If we face a future product liability claim or a product withdrawal, we will suffer a material adverse effect on our financial condition.

Our discovery and development processes involve the controlled use of hazardous and radioactive materials, which are subject to certain laws and regulations.  We cannot eliminate the risk of accidental contamination or injury from these materials.

We are subject to federal, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products.  We cannot eliminate the risk of accidental contamination or injury from these materials.  If such an accident occurs, we might be held liable for any damages that result and any such liability could exceed our resources.  We are not specifically insured with respect to this liability.

Risks Related to Our History or to Our Business

Since we are at an early stage of development, we have not completed the development of any product and we have not begun to market or generate revenues. We do not anticipate generating any revenue in the foreseeable future. If we are unsuccessful in completing the developing and marketing of our products, our securities will be worthless.

We were founded in 1998 and are at an early stage of development.  Our operations to date have consisted primarily of developing and testing our products.  Our products will require significant additional clinical testing and investment prior to commercialization.  A commitment of substantial resources by us and/or future collaborative partners to conduct time-consuming research and clinical trials will be required if we are to complete the development of our portfolio of products.  None of our products has yet met applicable regulatory standards, has received regulatory approvals, has been produced in commercial quantities at reasonable costs or has been successfully marketed. We do not know if we will be able to complete these tasks. Even if one or more of our products should be approved by the regulatory authorities, the approval may not be for the treatment of a disease whose market is large enough to recoup our investment in that product.  We do not expect any of our products to be commercially available for several years. Accordingly, we do not know if and when we will generate revenues from our products. Because of these uncertainties, we might never generate enough revenue to allow you to recoup and profit from your investment.

Since we have a history of operating losses and expect expenses and losses to increase in the near term, we do not know if we will ever become profitable or that our investors will ever recoup or profit from their investment in our shares.

To date, we have not recorded any revenues from the sale of products.  From the date of incorporation to December 31, 2004, our accumulated losses are approximately US$11.0 million.  Since inception we have earned no revenues from the sale of any of our product candidates.  We expect expenses and losses to increase in the near term as we fund research and development and general and administrative expenses.  We expect to continue to incur substantial operating losses unless and until product sales and royalty payments generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

Since our success is dependent on the commencement and completion of clinical trials, regulatory approval and introduction of our products into the market, and since we have completed none of the tasks at this time, we do not know if we will be able to complete them.

The actual timing of these events can vary dramatically due to factors such as delays or failures in our clinical trials, the uncertainties inherent in the regulatory approval process, and the inability to establish on favourable terms the collaborative partnerships that we plan to use for the completion of Phase III clinical trials and the marketing and manufacturing of our product candidates.  We might not be able to complete the clinical trials involving CTCE-9908, CTCE-0214 or any other product candidates, to make the necessary regulatory submissions, or to gain regulatory approvals necessary for marketing our products. Our failure to achieve these objectives will mean that investors will not be able to recoup their investment or to receive a profit on their investment.

We will continue to require substantial additional funds for further research and development, planned clinical trials and regulatory approvals.  We might not be able to obtain additional funding on acceptable terms if at all. Without additional funding, we will fail.

Since inception to the end of December 2004, we have raised approximately US$20.0 million, net of offering costs, from the sale of equity securities, including proceeds from our recently completed initial public offering in December 2004.  Although we believe our current resources and the funds raised through our initial public offering will provide funds for our operations for at least two years, we will require substantial additional funds for further research and development, planned clinical trials and regulatory approvals.  Our planned cash requirements may vary materially in response to a number of factors, including research and development on our products, clinical trial results, changes in any aspect of the regulatory process, and delays in obtaining regulatory approvals. We may seek further funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources.  Further equity financings may substantially dilute your shares. If we cannot obtain the required additional funding, then investors will not be able to recoup their investment or to profit from their investment.

Since we rely substantially on our ability to patent our intellectual property or maintain our proprietary information as trade secrets in developing our products, our success will depend on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or preventing third parties from circumventing our rights. As described below, there is considerable uncertainty about our intellectual property rights. If we are unsuccessful in establishing the validity of our intellectual property rights, we will likely fail as a company and our securities will be worthless.

The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information and technologies.  We have filed and are actively pursuing applications for U.S., Canadian and foreign patents.  The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions.  We are uncertain whether:

-   any of our patent applications will result in the issuance of patents;

-   we will develop additional proprietary products that are patentable;

-   any patents issued to us or those that already have been issued will provide us with any competitive advantages;

-   we will be challenged by third parties on the validity of our patents;

-   the patents of others will impede our ability to do business;

-   third parties will be able to circumvent our patents;

-   third parties will independently develop similar products that will not infringe our products;

-   third parties will duplicate any of our products not covered by a patent; or

-   third parties will design around our patents.

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to or affect our business.  Some of these technologies, applications or patents may conflict with our technologies or patent applications.  Such conflict could limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our patent applications.  In addition, if patents that cover our activities are issued to other companies, we might not be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.  If such licenses are not obtained, we could encounter delays in the introduction of products or find that the development, manufacture or sale of products requiring such licenses could be prohibited.  There is a substantial amount of litigation over patent and other intellectual property rights in the pharmaceutical industry generally.  Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and would divert resources from our core business. If we are faced with challenges or litigation, we might not have the financial resources to defend our rights.

Since patent applications in the United States are maintained in secrecy until the patent is issued or foreign counterparts, if any, published and, since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we do not know if there are currently pending applications that would result in issued patents that would interfere with our products. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favourable to us.

Much of our know-how and technology might not be patentable.  To protect our rights, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements.  However, these agreements might not provide meaningful protection for trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

We intend to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of our products. We will not have control over how they perform their contractual obligations. Accordingly, we will suffer if they do not fulfill their contractual obligations.

For example, Pharmaceutical Product Development, Inc. has invested in our preferred shares and, on a fee-for-services basis, managed certain preclinical trials and preparation of our Investigational New Drug application of our product candidate, CTCE-0214.  We may enter into additional corporate agreements to develop and commercialize product candidates. We might not be able to establish such additional collaborations on favourable terms, if at all, or that our current or future collaborative arrangements will be successful.  In addition, third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us.

These arrangements may place responsibility on our collaborative partners for Phase III clinical trials, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization.  These third parties might not fulfill their obligations in a manner which maximizes our revenues.  These arrangements may also require us to transfer certain material rights or issue equity securities to corporate investors, licensees and others.  If we license or sublicense our commercial rights to others, we might realize reduced product revenue compared to our direct commercial exploitation.  Moreover, we might not derive any revenue or profit from these arrangements.  In addition, our current strategic arrangements might not continue.  Collaborators might also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, and compete directly with us.

In addition, we have no direct experience in marketing, sales or distribution, and we do not intend to develop a sales and marketing infrastructure to commercialize pharmaceutical products.  If we develop products eligible for commercial sales, we intend to rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell these products.  We might not be able to obtain access to a marketing and sales force with sufficient technical expertise and distribution capability.  We also will not be able to control the resources and effort that a third party will devote to marketing our product candidates.  If we are unable to develop and maintain relationships with third parties with the necessary marketing and sales force, we may fail to gain market acceptance of our product candidates, and our revenues could be impaired.

We are dependent on Dr. Hassan Salari and the loss of his services will adversely impact the achievement of our objectives.

Dr. Hassan Salari has the scientific knowledge and research expertise in the field of chemokines and cytokines on which we depend for direction in developing our drug candidates. Dr. Salari has the reputation and respect required in the scientific and business community that we need in order to attract investors, customers, joint venturers, and strategic partners. If we were to lose his services, the probability of achieving our business and scientific objectives would be severely diminished.

We must manage our growth effectively in order to keep pace with the market and with customer demand. If we are unable to do so, we will fail.

This growth might place significant strains on our management, financial position, sales and other employees and on our internal systems and controls.  If we are unable to effectively manage our growth, our business, financial condition and results of operations will be materially and adversely affected.

Since Dr. Hassan Salari is indirectly our controlling shareholder and has significant control over our business and affairs, the election of our directors and over the outcome of most corporate actions requiring shareholder approval, you will have very little influence on our management and our business decisions.

Dr. Hassan Salari is, indirectly, the controlling shareholder, Chairman, President and Chief Executive Officer.  Dr. Salari’s family currently is the beneficial owner of 6,247,101 common shares held by Pacific Medical Corp., which represents approximately 18.5% of our voting common shares and voting series “A” preferred shares as of March 1, 2005.  Consequently, Dr. Salari has significant influence over our business and affairs, the election of our directors and over determining the outcome of most corporate actions requiring shareholder approval, including any merger, acquisition, consolidation or sale of all or substantially all of our assets. If he makes inappropriate decisions, our shareholders will suffer a decline in the value of their shares.

Sales of our common shares which are presently owned by our directors and officers could reduce the market price of our common shares when the resale restrictions expire.

Dr. Salari and other directors and officers own approximately 18.5% of our outstanding voting shares.  The common shares controlled by Dr. Salari and other directors and officers are subject to escrow and or other restrictions on resale.  At the completion of our initial public offering, there were a total of 6,247,101 common shares subject to the escrow requirements of Canadian National Policy 46-201 or approximately 18.5% of our outstanding voting shares.  On December 30, 2004, after the listing of the common shares for trading on the Toronto Stock Exchange as an established issuer, as defined in NP46-201, 25% of the common shares held in escrow were released from escrow and 25% will be released on each of the dates that are 6, 12, and 18 months thereafter.  In addition, a total of 6,000,001 common shares held by Pacific Medical Corp., a company of which Dr. Hassan Salari is one of the beneficial owners, may be sold under Rule 144 subject to their release from escrow and volume limitations in any three month period of the higher of (i) 1% of our total issued and outstanding common shares; and (ii) the weekly trading volume for the four weeks preceding the sale, as long as Pacific Medical Corp. holds greater than 10% of our issued and outstanding common shares or Dr. Hassan Salari is an affiliate of us.  Once the restrictions fall away, Dr. Salari and our directors and officers may sell their shares in the market.  If Dr. Salari and our directors and officers sell substantial amounts of shares upon release from escrow, the market price of our common shares will decline.  The interests of our current management might conflict with your interests.  Accordingly, if they sell their shares, the price of your shares might decline.

Our common shares are listed on the Toronto Stock Exchange and not on any U.S. exchange.

Our common stock is listed on the Toronto Stock Exchange (TSX) and not on any exchange in the United States. Accordingly, investors in the United States may find it more difficult to buy and sell shares than if our common shares were traded in the United States. Furthermore, we do not currently meet the listing standards for the NASDAQ stock exchange, the New York Stock Exchange and the American Stock Exchange and do not know when or if we will ever meet such listing standards. Accordingly our common shares might have less liquidity than if our common shares were listed on such exchanges.

Penny stock regulations of the SEC may impose certain restrictions on marketability of our shares. Accordingly, investors might not be able to sell their shares as easily or for the price that would be available to them if these restrictions did not apply.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than US$5.00 per share or an exercise price of less than US$5.00 per share, subject to certain exceptions.  As a result, additional sales practice requirements apply to United States broker-dealers who sell our securities to persons other than established customers and accredited investors (generally those with assets in excess of US$1,000,000 or annual income exceeding US$200,000, or US$300,000 together with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  These rules require, among other things, that a broker engaging in a transaction in our securities provide its customers with:

-   a standardized risk disclosure document;

-   current quotations or similar price information;

-   disclosure of the amount of compensation or other remuneration received by the broker and its sales persons as a result of the penny stock transactions; and

-   monthly account statements.

As a result of these additional sales practice and disclosure requirements, fewer broker/dealers may be willing to make a market in our common shares.  Consequently, investors may be unable to resell their common shares in the United States.

Overhang of common shares on the exercise of warrants and the sale of common shares by the selling shareholders could depress our stock price. The potential future sale of large amounts of common shares might depress the market price of our common shares. The common shares that might be sold in the future were issued in a series of private transactions.

On May 6, 2004, we completed a Regulation S offering of 1,697,715 units, with each unit consisting of one common share and one share purchase warrant.  In addition we issued to Canaccord 528,977 common shares and 664,794 warrants to purchase common shares as compensation in the Regulation S offering.  Each warrant entitles the holder thereof to purchase an additional common share at a price of CDN$1.00 until May 6, 2006.

Our registration statement that became effective on December 17, 2004, covers the offer and sale from time to time of the common shares issued to the investors in the Regulation S offering and the common shares to be issued upon the exercise of the share purchase warrants issued to the investors in the Regulation S offering.  The maximum number of common shares that may be resold by these investors or selling shareholders pursuant to this prospectus is 2,226,692 common shares directly owned. In addition, the selling shareholders and Canaccord may exercise their warrants for our common shares at any time through May 6, 2006, and resell such shares pursuant to this prospectus.  The total number of common shares subject to such warrants is 2,362,509.

Further, we issued to Canaccord, one of our agents in our initial public offering, in connection with our public offering, 100,000 common shares. In connection with our initial public offering, we also issued to our selling agents warrants to purchase a maximum of 1,472,000 common shares. We will register the common shares underlying the warrants for resale by the warrant holders, and they may resell such common shares at any time thereafter in compliance with the then applicable laws and regulations.  We intend to keep such registration statement current during this period of time. If it is not kept current, then the shareholders will not be able to sell their shares unless an exemption from registration is available.

The selling shareholders have indicated that they are acting independently of us in determining the manner and extent of sales of the common shares and warrants included in this offering.  We will receive none of the proceeds of such sales.

Such sales of our common shares and warrants by the selling shareholders, and by other existing shareholders, or the perception that those sales may occur, could cause the trading price of our stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Pharmaceutical Product Development, Inc. holds 2,000,000 series “A” preferred shares that are superior to shares of common stock. These preferred shares may be converted at any time into common shares, thus diluting the common shares.

Each series “A” preferred share is convertible into one common share. In addition to the series “A” preferred shares held by Pharmaceutical Product Development, Inc., Cisneros Capital Group holds 150,000 series “A” preferred shares which it will convert into common shares concurrent with the closing of the offering on a one-for-one basis.  Accordingly, our common shares are subject to the preferences of 2,000,000 of the series “A” preferred shares.  The series “A” preferred shares are entitled to equal dividends with our common shares.  The series “A” preferred shares have a liquidation preference of US$1.35 per series “A” preferred share.  Accordingly, if we are liquidated, the holders of common shares will be at risk that their return in any liquidation will be diluted by the preferred distributions to the series “A” preferred shareholders. Further, if the preferred shares are converted into common shares, the common shareholders will be subject to dilution.

Our stock price is likely to be volatile and could drop unexpectedly. As a result, we might be subject to lawsuits.

Our common shares have been publicly traded only since December 2004. We only have 31,743,206 common shares outstanding, and our common stock is thinly traded. For example, in the five business days prior to March 14, 2005, the average daily trading volume of our common stock was 55,500. The market price of our common stock could become subject to significant fluctuations. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

ITEM 2.

DESCRIPTION OF PROPERTY

We lease our laboratory and office facilities in Vancouver, B.C., under operating leases which expire at various dates ending July 31, 2008. As of December 31, 2004, we are obligated to make minimum lease payments totaling US$298,850 to the end of July 2008.

We do not own any real estate property. We own very little tangible personal property, since we lease our space. Further we are paying to use some University of British Columbia equipment and facilities, including animal facilities. Other than our intellectual property, we own little property that has substantial value.

ITEM 3.

LEGAL PROCEEDINGS

We are not party to any pending litigation and, to the best of our knowledge, no litigation against us is contemplated or threatened.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 10, 2004, we held our annual shareholders meeting. Our shareholders elected Dr. Hassan Salari, Michael Evans, Matthias Kurth, John Osth and Richard Piazza as directors to serve for the next year and until their successors are elected and qualified. The shareholders voted for these directors as follows: Dr. Salari received 8,908,184 votes; Mr. Evans received 8,908,184 votes; Mr. Kurth received 8,908,184 votes; Mr. Osth received 8,908,184 votes; and Mr. Piazza received 8,908,184 votes. 477,390 votes were withheld from each of the nominees who were elected.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has traded on the Toronto Stock Exchange under the ticker symbol “CTI” since December 30, 2004.  Prior to that time, there was no public market for our common stock. The table below lists the quarterly high and low sales prices for our common stock as reported by the Toronto Stock Exchange for the periods indicated. As of March 1, 2005, the closing sale price for our common stock was CDN$1.46 per share.

	High (CDN$)	Low (CDN$)
2004
Fourth Quarter	1.05	1.00

Holders

On March 11, 2005, there were approximately 232 shareholders of record of our common stock. This number does not include beneficial owners of our shares whose shares are held in street name by broker-dealers.

Dividends

We have not declared any cash dividends, nor do we intend to at this time. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Our future dividend policy will be based on our cash resources and needs. We do not anticipate declaring dividends for the foreseeable future, as we anticipate that all our available cash will be needed for our operations.

Recent Sales of Unregistered Securities

We have financed our research and development activities, and our general business operations through the private issuance of securities under Section 4(2) of the Securities Act of 1933, as amended, under Regulation S as promulgated by the Securities and Exchange Commission, and under Rule 701 as promulgated by the Securities and Exchange Commission. We describe below all the securities we have sold during the fiscal year ended December 31, 2004 without registering the shares under the Securities Act.

From May 2003 through March 2004, we issued 779,184 common shares in a private placement, receiving US$979,000 in proceeds. We did not engage any underwriter. We sold our shares to accredited investors only. We relied on the exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended. In this private placement, we relied on the exemptions under Rule 506 of Regulation D and Section 4(2) of the Securities Act. Several days before we would accept a subscription from an investor, we gave each investor an opportunity to ask questions of and to receive answers from us and our officers and directors concerning the terms and conditions of each Regulation D offering.  We provided the investors all of the information they requested. In conducting the offerings under Regulation D, we did not use any form of general solicitation or general advertising.  The investors were personal acquaintances of our officers and directors, or were referred to us by such acquaintances. We informed each investor that the sale of securities was a "private placement" and that the common shares may not be resold without registration under the Securities Act unless there is an exemption from registration available.  We required each investor to complete a subscription agreement and questionnaire. We used these documents to determine that each investor was an accredited investor. These documents also establish that each investor purchased the securities for his own investment and not with a view to resale or further distribution.  The investor acknowledged that our common shares had not been registered under the Securities Act and may not be resold without registration under the Securities Act unless there is an exemption from registration available. We placed a legend on each certificate stating that the shares represented by the certificate had not been registered and that the shares could not be resold without registration under the Securities Act unless there is an exemption from registration available.  Accordingly, we believe that each offering complied with the requirements of Regulation D Rule 506 and section 4(2) of the Securities Act, and that if the offerings were deemed to be one integrated offering, the integrated offering as a whole has been in compliance with Regulation D Rule 506 and section 4(2) of the Securities Act.

In May 2004, we issued 1,697,715 units at a price of CDN$0.70 per unit for gross proceeds of CDN$1,188,400 in a Regulation S offering. Each Unit was comprised of one common share and one share purchase warrant. Each such warrant entitles the holder thereof to purchase an additional common share at a price of CDN$1.00 for a period of 24 months after the closing date of the Regulation S offering. We conducted this Regulation S offering in Canada with the assistance of Canaccord Capital Corporation, a Canadian broker-dealer. Each investor in this offering is a Canadian resident. Each share certificate contains a legend that the securities are restricted and may not be resold unless the shares are registered or an exemption from registration is available. The agency agreement between

Canaccord and us, and each subscription agreement executed by an investor, includes the provisions required by Regulation S so that the offering would comply with Regulation S.

In connection with the May 2004 Regulation S offering, we paid a commission to Canaccord of 8%, paid in cash, CDN$4,788, and by the issuance of 128,977 units and we granted 135,817 Agent's warrants to Canaccord, equal to 8% of that number of units sold. Each such warrant entitles Canaccord to purchase one common share at a price of CDN$1.00 per common share for a period of 24 months from May 6, 2004. We also paid a corporate finance fee to Canaccord consisting of 400,000 units.

From June 2004 through November 2004, we issued 30,000 common shares to David Karp, our chief financial officer, as compensation for services rendered to us.  The shares bear a legend restricting the transfer of the shares unless the shares are registered or unless and exemption is available. This issuance was exempt under Rule 701.

In 2004, we granted options to purchase up to 1,840,000 shares of common stock to 8 optionees in reliance on the exemption provided under Rule 701.

In December 2004 we issued 247,100 shares of common stock to Pacific Medical Corp. for settlement of $200,000 owing to Pacific Medical Corp.  The shares were issued at the close of our initial public offering and were priced at the offering price of CDN$1.00 ($0.81) per share.

In connection with our initial public offering pursuant to our registration statement that became effective on December 17, 2004, we issued warrants to our selling agents for the purchase of 1,472,000 shares of our common stock at CDN$1.00 per share. We issued these securities pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

In connection with our initial public offering pursuant to our registration statement that became effective on December 17, 2004, we issued 100,000 common shares to Canaccord Capital Corporation as a corporate finance fee, and we issued 60,000 warrants for the purchase of 60,000 common shares at CDN$1.00 per share, exercisable for eighteen months to The Equicom Group, Inc., as compensation for investor relations consulting. We issued these securities pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

In February 2005, we issued to Strategic Growth International, Inc. options to purchase 400,000 shares of common stock at $1.00 per share, exercisable for a period of 60 months, as consideration for services to us. We issued these securities pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

Small Business Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended December 31, 2004.

Use of Proceeds from Sales of Registered Securities

On December 17, 2004, our registration statement on Form SB-2 (Registration No. 333-117858) was declared effective for our initial public offering, pursuant to which we registered up to 16,000,000 shares of common stock to be sold by us, and an additional 2,400,000 shares subject to an over-allotment or “greenshoe” option if there was sufficient demand for our common stock.  We also registered 5,089,201 common shares for sale by our shareholders. The selling shareholders may from time to time offer and sell all or a portion of their shares. We will not receive any of the proceeds from the shares sold by the selling shareholders.  The common stock was offered at a price of CDN$1.00 per share.  The offering was offered on a “commercially reasonable efforts” basis.  The offering closed on December 30, 2004 after the sale of a total of 16,000,000 shares of our common stock and the “greenshoe” was exercised, in full, on January 31, 2005. Gross proceeds of the offering including the greenshoe were CDN$18,400,000 or $15,203,518 and net proceeds of $13,300,563 net of agent’s commissions of $1,140,264 and $762,692 for expenses in connection with the offering (including legal, accounting, translation, filing fees and printing costs).  No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities, or to our affiliates.  We intend to use the net proceeds of the offering to fund the costs of certain of the pre-clinical and clinical trials of our drug candidates, CTCE-9908, CTCE-0214 and our earlier stage compounds, fund capital expenditures and laboratory and office leasehold improvements and fund research and development of new drug candidates.  The net proceeds will also be used to fund our general and administrative expenses for a minimum of two years.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-KSB.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-KSB, our actual results may differ materially from those anticipated in these forward-looking statements.

All references to “$” or “dollars” in this discussion and analysis are to U.S. dollars unless otherwise noted.

Overview

We are in the biotechnology business with a focus on the discovery and development of protein based drugs.  In particular, we focus on the area of chemokines and cytokines, proteins which regulate a large number of physiological functions.  Since inception on July 15, 1998, we have established and are developing five drug candidates.  Two of our drug candidates are in human clinical trials.  These two drug candidates are CTCE-9908 and CTCE-0214, indicated for the prevention of the metastasis of cancer tumours and for hematological support, respectively.  Our other three drug candidates are in preclinical development in the areas of neovascularization, CTCE-0324, multiple sclerosis, CTCE-0189 and infectious disease, CTCE-0422. In addition, we maintain drug discovery programs to identify new drug candidates.

Limited Operating History

Since inception we have been in the development stage.  We have generated no revenue from sales of drug products.  From inception to December 31, 2004 our accumulated deficit was approximately US$11.0 million.  We expect to continue to incur operating losses in the near term as we fund clinical trials and until such time as product sales and/or royalty payments generate sufficient revenues to fund continuing operations.

We raised a total of CDN$18,400,000 in an initial public offering, including the exercise of the over-allotment or “green shoe” option in December 2004 and January 2005.  We expect the net proceeds from this offering will fund our operations for at least two years.  If we need additional funds to continue to advance the development of our drug candidates and such funds are not available in a timely matter or at a reasonable cost, we will either have to suspend operations until funds become available, or cease operations entirely.

Research and Development

Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, costs associated with the clinical trials of our drug candidates, facility costs, supplies and materials, costs for consultants and related contract research and depreciation.  We engage Globe Laboratories Inc. to carry out our research and development under contract.  Globe Laboratories is controlled by Dr. Salari, our President and Chief Executive Officer and is engaged in research for us on a contracted operating cost basis plus a 2% margin.  Pursuant to a development agreement between us and Globe Laboratories, all proprietary interest, including all patent rights, trademarks, copyright, trade secrets and confidential information of the research and development conducted by Globe Laboratories on our products is our exclusive property.  Globe Laboratories is eligible for Canadian scientific research and experimental tax credits.

Our research and development activities are primarily focused on the clinical trials of CTCE-9908, a drug candidate for the prevention of metastasis of cancer tumours, and CTCE-0214, a drug candidate for hematological support.  We are responsible for all costs incurred in the research and development program of these two lead drug candidates.  Our research and development activities also include three other drug candidates that will be tested in animal models of peripheral vascular disease, multiple sclerosis and infectious disease.

We expect our research and development expenses to increase as we continue work on our drug candidates and to expand our research and development programs.  Over the next twelve months, our product research and development plan is summarized as follows:

-   Preparation for and commencement of Phase II clinical trials for CTCE-9908, our anti-metastasis drug candidate.

-   Continue Phase I clinical trials for CTCE-0214, our hematological support drug candidate.

-   Continue Pre-clinical studies for CTCE-0324, CTCE-0189, and CTCE-0422.

Clinical development timelines, likelihood of success and total costs vary widely. Although we are currently focused primarily on advancing our four drug candidates, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of its market potential.

Completion dates and completion costs to bring a drug to market vary significantly for each drug candidate given the nature of the clinical trials and the fact that more clinical trials may need to be conducted to advance a drug candidate based upon the results of each phase.  In addition, we anticipate partnering with larger pharmaceutical companies to conduct and finance later stage clinical trials and therefore the timing of completion of the approval of a drug will likely not be within our control. Based on these factors we cannot reasonably estimate the completion dates and completion costs required to gain regulatory approval of our compounds for sale. The lengthy process of seeking regulatory approvals, and subsequent compliance with applicable regulations, require the expenditure of substantial resources.  Delays in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, require additional funding.

Strategic Relationship and Partnering Strategy

We have a strategic relationship with Pharmaceutical Product Development, Inc. (“PPDI”).  PPDI acquired 2,000,000 series “A” preferred shares through an investment of US$2,700,000.  PPDI holds approximately 5.9% of our voting securities.  PPDI also holds share purchase warrants entitling them to purchase an additional 500,000 common shares at an exercise price equal to CDN$1.00 per share expiring on December 29, 2007.  As part of the strategic relationship, PPDI has obtained an option, exercisable for up to 90 days, to license CTCE-0214 following completion of the Phase I clinical trials.  If PPDI exercises their licensing option to license CTCE-0214 after Phase I clinical results, they will assume all costs of further development of this drug candidate.

We have a research collaboration with Procter & Gamble Pharmaceuticals, Inc. (P&GP), a subsidiary of The Procter & Gamble Company to develop chemokine-based drugs for the treatment of cardiovascular disease.  Under the terms of the agreement, we have provided P&GP with an exclusive research opportunity to evaluate certain of our preclinical compounds for their development potential. P&GP will assume responsibility for the research and development program. We will be responsible for manufacturing the compounds for the program. In consideration, we have received $275,000. After the initial research and development work by P&GP, if P&GP exercises an option to license and develop a compound for commercialization, we have the potential to receive pre-defined milestone and royalty payments. However, this collaboration is at a very early stage and depends on the results achieved by P&GP.

We plan to enter into partnership agreements for non-partnered products by the end of Phase II clinical trials.  Due to the significant costs involved in conducting Phase III or Phase IV clinical trials, we intend to enter into agreements with larger biotechnology and pharmaceutical companies to co-develop our products through Phase III and Phase IV of clinical trials, thereby sharing the costs.  As our focus is on the discovery and development of drug candidates, we intend to license the marketing of the products to companies with existing infrastructure for the marketing of pharmaceutical drugs.  In addition, we will rely on third-party manufacturers with the manufacturing capabilities to produce sufficient quantities of these products for clinical studies and large-scale commercialization upon their approval.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting and business development functions.  Other costs include consulting, legal and accounting services fees, patent fees, marketing and promotion and facility costs not otherwise included in research and development expenses.

We anticipate increases in general and administrative expenses for investor relations and other activities, such as stock transfer services and regulatory compliance, associated with operating as a public company.  These increases will also likely include the hiring of additional personnel.

Capital Expenditures

We intend to acquire laboratory equipment and improve our existing laboratory and office facilities over the next two years at an estimated cost of CDN$400,000.

Foreign Exchange

Our functional currency, being the currency of the principal economic environment in which we operate, is the U.S. dollar.  Our consolidated financial statements are presented in U.S. dollars using the temporal rate method. Under the temporal method, non-monetary items are translated at historical exchange rates, while monetary and non-monetary items, which are carried at their fair value, are translated at a rate of exchange at the balance sheet date. Revenues and expenses are also translated at the weighted average rates of exchange for the respective years. Amortization of assets translated at historical exchange rates are translated at the same exchange rates as the assets which they relate to.  The resulting exchange gain or loss in foreign currency should be included on the income statement in the foreign exchange gain or loss account.

Fluctuations in the relative values of the Canadian and U.S dollars can affect the reported value of Canadian dollar denominated assets and liabilities on our balance sheet.  A strengthening (weakening) Canadian dollar in relation to the U.S. dollar results in higher (lower) reported values for our Canadian dollar denominated assets and liabilities.

Critical Accounting Policy

Our discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  Differences between U.S. and Canadian GAAP are presented in Note 15 to our annual financial statements.  The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  We review our estimates on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  While our significant accounting policies are described in Note 2 to our annual financial statements, we believe the following accounting policy to be critical.

Stock-Based Compensation

We account for our employee stock-based compensation plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).  We present the pro forma impact of adopting the fair value based method of accounting, as promulgated by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” in the notes to our financial statements.

Results of Operations

Twelve Months Ended December 31, 2004 and 2003

Revenues.  We had no revenues in the twelve months ended December 31, 2004 and 2003. During the period ended December 31, 2004, we received $275,000 from Procter & Gamble Pharmaceuticals, Inc. (“P&GP”) related to a research and development agreement entered into with P&PG on July 20, 2004.  The agreement provides P&GP with an exclusive research opportunity to study for a minimum of nine months certain compounds developed and provided to P&GP by us. We have recorded the $275,000 as deferred revenue. We will recognize the $275,000 as revenue on the earlier of when we have supplied all of the agreed quantities of compounds, or at the end of the nine month study period.  We granted P&GP an option to take an exclusive license to further develop certain compounds in exchange for scheduled milestone and royalty payments to us.

Research and development.  Research and development expenses were $1,786,427 during the twelve months ended December 31, 2004, a decrease of $113,825 from the $1,900,252 comparative amount recorded in the twelve months ended December 31, 2003.  Research and development expenses in 2004 were primarily as attributable to research staff salaries and Phase I trials of CTCE-9908 and CTCE-0214 including contract research and manufacturing and laboratory supplies.  Direct costs for CTCE-0214 were approximately $1,289,000 for the twelve months ended December 31, 2004 and included ongoing preclinical testing, the preparation of an Investigational New Drug application for Phase I and initial Phase I clinical trials in the fourth quarter of 2004.  We anticipate Phase I clinical trial for CTCE-0214 to continue through 2005. Direct costs for CTCE-9908 were approximately $257,000 for the twelve months ended December 31, 2004 and included ongoing costs of completing a Phase I clinical trial.  We anticipate entering a Phase II clinical trial for CTCE-9908 by the end of 2005.  We expect that research and development expenses will increase significantly in the future as we fund clinical trials of CTCE-0214 and CTCE-9908. Completion dates and completion costs to bring a drug to market vary significantly for each drug candidate given the nature of the clinical trials and the fact that more clinical trials may need to be conducted to advance a drug candidate based upon the results of each phase. In addition, we anticipate partnering with larger pharmaceutical companies to conduct and finance later stage clinical trials and therefore the timing of completion of the approval of a drug will likely not be within our control. Based on these factors we cannot reasonably estimate the completion dates and completion costs required to gain regulatory approval of our compounds for sale. Drug candidates are required to successfully complete Phase III clinical trials before gaining regulatory approval for sale which for our drug candidates is not expected to occur for several years.

General and administrative.  General and administrative expenses increased to $1,336,082 in the twelve months ended December 31, 2004 from $697,501 in the comparative period in 2003.  The year over year increase reflects higher professional fees for accounting and legal services and additional salary costs as a result of the Company preparing to become a public reporting company.  Other general and administrative expenses included consulting, marketing and promotion expenses incurred for business development.  We expect that general and administrative expenses will increase significantly in the future as we add personnel to support the continued growth in our research and development infrastructure, along with the increased costs associated with being a public company.

Other income.  Other income was $12,692 for the twelve months ended December 31, 2004 compared with $18,527 for the twelve months ended December 31, 2003.  Other income was primarily interest earned on cash balances.

Net loss.  We incurred a net loss of $3,095,240 ($0.26 per share) compared to $2,506,705 ($0.25 per share) during the twelve months ended December 31, 2004 and 2003, respectively. The increase in our net loss was principally caused by the increase in research and development expenditures as well as general and administrative expenses as described above.

Twelve Months Ended December 31, 2003 and 2002

Revenues.  We had no revenues in the twelve months ended December 31, 2003 and 2002.

Research and development.  Research and development expenses were $1,900,252 in the twelve months ended December 31, 2003 compared to $875,777 recorded in the same period in 2002.  The increase in research and development expenses largely reflects contract research expenses incurred for drug candidates CTCE-9908 and CTCE-0214, in addition to the hiring of additional research staff, increased consumption of laboratory supplies and an increase in occupied laboratory facilities.  Direct costs for CTCE-0214 were $628,000 for the twelve months ended December 31, 2003 and included ongoing preclinical testing and IND preparation for Phase I.  We anticipate entering Phase I clinical trials for CTCE-0214 in the fourth quarter of 2004 and completing Phase I clinical trials by mid-2006.  Direct costs for CTCE-9908 were $380,000 for the twelve months ended December 31, 2004 and included contract research costs of a Phase I clinical trial.

General and administrative.  General and administrative expenses decreased to $697,501 in the twelve months ended December 31, 2003 from $1,323,241 in the comparative period in 2002.  This reduction largely reflects a decrease in consulting expenses of $599,595.  Other significant general and administrative expenses included management fees and professional fees for accounting and legal services provided.

Other income.  Other income was $18,527 for the twelve months ended December 31, 2003, compared with $4,867 for the twelve months ended December 31, 2002.  Other income was primarily interest earned on cash balances.  The increase of $13,660 was due to higher average cash and investment balances offset by lower prevailing interest rates during 2003 than in 2002.

Net loss.  We incurred net losses of $2,506,705 ($0.25 per share) during the twelve months ended December 31, 2003, and $2,234,061 ($0.25 per share) during the twelve months ended December 31, 2002. The increase in our net loss in 2003 was principally caused by the increase in research expenditures somewhat offset by a decline in general and administrative expenses as described above.

Liquidity and Capital Resources

Since inception substantially all of our operations have been financed through the private placement of equity securities. Through December 31, 2004 we received net proceeds of approximately $20.0 million from the issuance of shares of preferred and common stock.  As of December 31, 2004 we had funds available of $11,436,478.  We invest our surplus cash in redeemable, government treasuries and other investment grade commercial paper with maturities of under two years.

On May 6, 2004 we closed a Regulation S offering of 1,697,715 units at a price of CDN$0.70 per unit for gross proceeds of CDN$1,188,400.  Each unit consisted of one common share and one stock purchase warrant.  Each warrant entitles the holder to purchase an additional common share for CDN$1.00 for a two-year period expiring on May 6, 2006.

Canaccord Capital Corporation served as agent for this financing.  In consideration for acting as agent Canaccord was granted 135,817 agent’s warrants. Each agent’s warrant entitles the agent, on exercise, to purchase one common share for CDN$1.00 per share for a period expiring on May 6, 2006.  Canaccord was also paid a commission of 8% of the gross proceeds consisting of CDN$4,788 paid in cash and by the issuance of 128,977 common shares and 128,977 warrants.  Finally Canaccord was paid a corporate finance fee consisting of 400,000 common shares and 400,000 warrants.

On December 29, 2004 we closed our initial public offering of 16,000,000 shares of our common stock.  The common stock was offered at a price of CDN$1.00 per share for gross proceeds of CDN$16,000,000 or $13,264,799 and net proceeds of $11,576,484 after agent’s commissions of $994,860 and expenses in connection with the offering (including legal, accounting, translation, filing fees and printing costs) of $693,455.  The agents were also issued 1,280,000 warrants.  The over-allotment or “greenshoe” option of the initial public offering was subsequently exercised, in full, on January 31, 2005 for gross proceeds of CDN$2,400,000.

For the year ended December 31, 2004, we used net cash of $2,796,468 in operating activities primarily consisting of the net loss for the period of $3,095,240. We also received $275,000 from Procter & Gamble Pharmaceuticals, Inc., which we have recorded as deferred revenue.  Net cash provided by financing activities during the year ended December 31, 2004 was $13,128,709 comprising primarily $14,380,821 of gross proceeds from our initial public offering and a May 2004 private placement, offset by $1,775,080 in offering costs.  We also issued $200,000 in shares of common stock as debt settlement to debt owed to Pacific Medical Corp. at the close of our initial public offering.

For the year ended December 31, 2003, we used net cash of $2,087,113 for operating activities. This primarily consisted of a net loss for the period of $2,506,705 somewhat offset by a $327,806 increase in accounts payable and accrued liabilities. Net cash provided by financing activities during the year ended December 31, 2003 was $2,788,202 resulting primarily from net proceeds from the issuance of preferred shares and common shares totaling $3,278,376. Preferred shares of $2,700,000 were issued to PPDI. Other financing activities included the repayment of an outstanding loan of $255,278 and an advance of funds of $248,363 to Globe Laboratories, Inc., to fund the research and development activities performed on our behalf.

For the year ended December 31, 2002, we used net cash of $1,330,624 for operating activities. This consisted of a net loss for the period of $2,234,061, which was partially funded by the issuance of common shares and warrants issued in lieu of cash for consulting services. Net cash provided by financing activities during the year ended December 31, 2002 was $1,445,175 resulting primarily from net proceeds from the issuance of common shares for $1,196,897 and a loan advanced to us by PPDI for $255,278.

We anticipate that our current cash and cash equivalents will be sufficient to fund our operations for at least 24 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

We expect to continue to incur substantial operating losses. Our future capital requirements are difficult to forecast and will depend on many factors, including:

-   the rate of progress and cost of our planned or future clinical trials and other development activities;

-   the scope, prioritization and number of clinical development and research programs we pursue;

-   the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

-   the costs and timing of regulatory approval;

-   the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

-   the costs of expanding our facilities to support our operations;

-   the effect of competing technological and market developments; and

-   the terms and timing of any collaborative, licensing and other arrangements that we may establish.

We intend to seek additional funding through sublicensing arrangements or through public or private financings, but our business and your investment are at risk that we will be unable to obtain additional financing on acceptable terms or at all.

Off-balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS

Our financial statements required by this item are included after Part III, Item 14 of this Annual Report on Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROL AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB (the “Evaluation Date”). We conducted our evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based upon such evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

ITEM 8B

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 is set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Election of Directors,” “Executive Officers,” and “Compliance With Section 16(a) of the Exchange Act,” which is incorporated herein by reference.

ITEM 10.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

The information required by this Item 10 is set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Executive Compensation,” which is incorporated herein by reference.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 11 is set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which is incorporated herein by reference.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which is incorporated herein by reference.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

	EXHIBIT INDEX
Exhibit		Page Number/
Number	Description	Filing Method

3.1	Articles of Incorporation	(1)
3.2	Bylaws	(1)
10.1	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999	(1)
10.2	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.	(1)
10.3	Employment Agreement dated April 1, 2004 between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(1)
10.4	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz	(1)
10.5	Employment Agreement dated May 14, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and David Karp	(1)
10.6	Escrow Agreement between Chemokine Therapeutics Corp., Pacific Corporate Trust Company and Pacific Medical Corp.	(4)
10.7	Loan and Stock Warrant Agreement dated October 16, 2002, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(1)
10.8	Option and License Agreement, dated April 15, 2003, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(1)

10.9	Agreement re: Exercise of Warrant dated April 15, 2003	(1)
10.10	Modification and Waiver Agreement, dated September 14, 2004, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(2)
10.11	2004 Consulting Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.12	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.13	Amendment to Employment Agreement dated with Dr. Hassan between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(2)
10.14*	Research and Development Agreement dated June 29, 2004, between Procter & Gamble Pharmaceuticals, Inc. and Chemokine Therapeutics Corp.	(2)
10.15	Lease Agreement dated January 1, 2003 between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.	(3)
10.16	Form of Warrant Agreement for investors in May 6, 2004, Regulation S offering	(3)
10.17	Agent Warrant Agreement for warrants issuable to agents upon closing of our offering pursuant to this registration statement	(4)
10.18	The 2004 Stock Option Plan	(2)
10.19	Amended Employment Agreement dated March 10, 2005, between Dr. Hassan Salari, our Chairman, CEO, and President, and us
10.20	Amended Employment Agreement dated March 10, 2005, between David Karp, our Chief Financial Officer and Corporate Secretary, and us
14.1	Code of Ethics
21.1	List of Subsidiaries of Chemokine Therapeutics Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Certification Pursuant to U.S.C. 18 Section 1350

*

Confidential treatment has been requested as to certain portions of this Agreement.

(1)

Previously filed on Registration Statement on Form SB-2 (Reg. No. 333-117858) on August 2, 2004.

(2)

Previously filed on Amendment No. 1 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on October 20, 2004.

(3)

Previously filed on Amendment No. 2 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on November 26, 2004.

(4)

Previously filed on Amendment No. 3 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on December 17, 2004.

(b) Reports on Form 8-K.

A Current Report on Form 8-K was filed with the Commission on December 30, 2004 reporting our issuance of a press release announcing our initial public offering consisting of 16,000,000 shares of common stock.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Ratification of Appointment of Independent Accountants” section of our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Page

Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets	36

Consolidated Statements of Operations	37

Consolidated Statement of Stockholders' Equity	38-39

Consolidated Statements of Cash Flow	40

Notes to the Consolidated Financial Statements	41-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Chemokine Therapeutics Corp.

We have audited the accompanying consolidated balance sheets of Chemokine Therapeutics Corp. (a development stage company), as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended December 31, 2004, and the related amounts included in the cumulative amounts for the period from inception (July 15, 1998) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chemokine Therapeutics Corp. (a development stage company), as of December 31, 2004 and 2003, and the results of its operations and cash flows for the three years ended December 31, 2004, and the related amounts included in the cumulative amounts for the period from inception (July 15, 1998) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ M.D. Sassi Company

San Francisco, California

March 4, 2005

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash	$11,436,478	$1,153,044
Amounts receivable	5,560	500
Prepaid expense and deposit	57,898	13,066

TOTAL CURRENT ASSETS	11,499,936	1,166,610

PROPERTY AND EQUIPMENT (Note 4)	19,625	19,423

DUE FROM DIRECTOR	-	304

LICENSE (Note 5)	31,687	40,349

DUE FROM AFFILIATES (Note 6)	-	296,342

	$11,551,248	$1,523,028

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$613,167	$397,758
Management fees payable (Note 9)	-	508,780
Deferred revenue	275,000	-
Due to affiliates (Note 6)	26,322	-

TOTAL CURRENT LIABILITIES	914,489	906,538

COMMITMENTS (Note 11)

STOCKHOLDERS’ EQUITY (Note 7)

PREFERRED STOCK
Authorized – 6,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: 2004 – 2,000,000; 2003 – 2,150,000	2,000	2,150

COMMON STOCK
Authorized – 50,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: 2004 – 29,343,206; 2003 – 10,398,082	29,343	10,398

ADDITIONAL PAID-IN CAPITAL	21,620,796	8,524,082

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(11,015,380)	(7,920,140)

	10,636,759	616,490

	$11,551,248	$1,523,028

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

				Cumulative from inception on July 15, 1998 to
	Years Ended December 31,			December
	2004	2003	2002	31, 2004

REVENUE	$-	$-	$-	$-

EXPENSES
Research and development	1,786,427	1,900,252	875,777	6,256,263
General and administrative	1,336,082	697,501	1,323,241	4,766,212
Amortization of license	8,662	1,937	294	18,916
Depreciation of property and equipment	10,135	7,529	32,489	126,057
Foreign exchange loss (gain)	(33,374)	(81,987)	7,127	(112,434)

	3,107,932	2,525,232	2,238,928	11,055,014

OTHER INCOME	12,692	18,527	4,867	39,634

NET (LOSS)	$(3,095,240)	$(2,506,705)	$(2,234,061)	$(11,015,380)

NET (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$(0.26)	$(0.25)	$(0.25)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	12,059,677	10,076,304	8,936,818

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and years ended December 31, 1999, 2000, 2001, 2002, 2003 and 2004

(Expressed in U.S. dollars)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Inception, July 15, 1998	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash	1	-	-	-	70,650	-	-	-	70,650
Issuance of preferred stock for cash	-	-	6,000,000	6,000	(4,800)	-	-	-	1,200
Net (loss)	-	-	-	-	-	-	-	(6,212)	(6,212)

Balances at December 31, 1998	1	-	6,000,000	6,000	65,850	-	-	(6,212)	65,638
Issuance of common stock and subscriptions on private placement, net of offering costs of $ 58,794	263,535	264	-	-	342,332	461,205	-	-	803,801
Issuance of warrants for consulting services	-	-	-	-	1,400	-	-	-	1,400
Net (loss)	-	-	-	-	-	-	-	(408,237)	(408,237)

Balances at December 31, 1999	263,536	264	6,000,000	6,000	409,582	461,205	-	(414,449)	462,602
Issuance of common stock and subscriptions on private placement, net of offering costs of $ 214,300	783,228	783	-	-	1,116,790	(461,205)	-	-	656,368
Conversion of preferred stock	6,000,000	6,000	(6,000,000)	(6,000)	-	-	-	-	-
Issuance of options for consulting services	-	-	-	-	87,968	-	-	-	87,968
Deferred stock compensation	-	-	-	-	83,500	-	(83,500)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	32,920	-	32,920
Net (loss)	-	-	-	-	-	-	-	(1,020,963)	(1,020,963)

Balances at December 31, 2000	7,046,764	7,047	-	-	1,697,840	-	(50,580)	(1,435,412)	218,895
Issuance of stock for cash	-	-	150,000	150	187,350	-	-	-	187,500
Issuance of common shares net of offering costs of $ 64,585	1,280,496	1,280	-	-	1,362,532	-	-	-	1,363,812
Issuance of warrants for offering costs	-	-	-	-	17,850	-	-	-	17,850
Cancellation of stock options	-	-	-	-	(50,580)	-	50,580	-	-
Net (loss)	-	-	-	-	-	-	-	(1,743,962)	(1,743,962)

Balances at December 31, 2001	8,327,260	8,327	150,000	150	3,214,992	-	-	(3,179,374)	44,095

See next page

See accompanying notes to the consolidated financial statements

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and years ended December 31, 1999, 2000, 2001, 2002, 2003 and 2004

(Expressed in U.S. dollars)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common shares net of offering costs of $ 194,474	1,492,970	$1,493	-	$-	$1,677,746	$-	$-	$-	$1,679,239
Issuance of warrants for consulting services	-	-	-	-	139,725	-	-	-	139,725
Issuance of warrants for offering costs	-	-	-	-	62,871	-	-	-	62,871
Capital distribution on sale of subsidiary to related party	-	-	-	-	42,064	-	-	-	42,064
Net (loss)	-	-	-	-	-	-	-	(2,234,061)	(2,234,061)

Balances at December 31, 2002	9,820,230	9,820	150,000	150	5,137,398	-	-	(5,413,435)	(266,067)
Issuance of common stock net of offering costs of $ 130,628	577,852	578	-	-	644,395	-	-	-	644,973
Issuance of preferred shares	-	-	2,000,000	2,000	2,698,000	-	-	-	2,700,000
Issuance of warrants for consulting services	-	-	-	-	21,835	-	-	-	21,835
Issuance of warrants for offering costs	-	-	-	-	22,454	-	-	-	22,454
Net (loss)	-	-	-	-	-	-	-	(2,506,705)	(2,506,705)

Balances at December 31, 2003	10,398,082	10,398	2,150,000	2,150	8,524,082	-	-	(7,920,140)	616,490
Issuance of common stock net of offering costs of $ 2,234,671	17,915,714	17,916	-	-	12,144,538	-	-	-	12,162,454
Issuance of common stock for agent’s fee	628,977	629	-	-	352,054	-	-	-	352,683
Issuance of common stock for settlement of debt	247,100	247	-	-	199,753	-	-	-	200,000
Issuance of common stock for finder’s fees	3,333	3	-	-	4,497	-	-	-	4,500
Conversion of preferred stock to common stock	150,000	150	(150,000)	(150)	-	-	-	-	-
Issuance of warrants for consulting services	-	-	-	-	241,882	-	-	-	241,882
Issuance of warrants for offering costs	-	-	-	-	98,509	-	-	-	98,509
Issuance of warrants for finder’s fees	-	-	-	-	3,900	-	-	-	3,900
Stock-based compensation	-	-	-	-	51,581	-	-	-	51,581
Net (loss)	-	-	-	-	-	-	-	(3,095,240)	(3,095,240)

Balances at December 31, 2004	29,343,206	$29,343	2,000,000	$2,000	$21,620,796	$-	$-	$(11,015,380)	$10,636,759

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

(Expressed in U.S. dollars)

				Cumulative from inception on July 15, 1998 to
	Years Ended December 31,			December
	2004	2003	2002	31, 2004

CASH FLOW FROM
OPERATING ACTIVITIES
Net (loss)	$(3,095,240)	$(2,506,705)	$(2,234,061)	$(11,015,380)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	18,797	9,466	32,783	144,973
Common shares issued for
consulting services	16,305	89,051	545,213	1,033,669
Warrants issued for
consulting services	241,882	21,835	139,725	404,842
Options issued for
consulting services	-	-	-	87,968
Stock-based compensation	51,581	-	-	84,501
Decrease (increase) in
Amounts receivable	(5,060)	24,500	(41,644)	(5,560)
Prepaid expense and deposit	(44,832)	(13,066)	(9,185)	(57,898)
Increase (decrease) in
Accounts payable and
accrued liabilities	253,879	327,806	(13,455)	613,167
Management fees payable	(508,780)	(40,000)	250,000	-
Deferred revenue	275,000	-	-	275,000

	(2,796,468)	(2,087,113)	(1,330,624)	(8,434,718)

CASH FLOW FROM
FINANCING ACTIVITIES
Stock issued for cash	14,380,821	3,386,550	1,328,500	22,133,781
Stock issued for settlement of debt	200,000	-	-	200,000
Offering costs	(1,775,080)	(108,174)	(131,603)	(2,334,686)
Net advances from director	304	13,467	(7,000)	-
Net advances to affiliates	322,664	(248,363)	-	73,140
Loan (repayment) proceeds	-	(255,278)	255,278	-

	13,128,709	2,788,202	1,445,175	20,072,235

CASH FLOW FROM
INVESTING ACTIVITIES
Cash held by disposed subsidiary	-	-	(4,754)	(4,754)
Payment under license agreement
(Note 5)	(38,470)	-	-	(50,603)
Purchase of property and equipment	(10,337)	(24,133)	(11,002)	(145,682)

	(48,807)	(24,133)	(15,756)	(201,039)

INCREASE IN CASH DURING THE PERIOD	10,283,434	676,956	98,795	11,436,478

CASH, beginning of period	1,153,044	476,088	377,293	-

CASH, end of period	$11,436,478	$1,153,044	$476,088	$11,436,478

See Note 12.

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

(Expressed in U.S. dollars)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999 the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of December 31, 2004 the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  At December 31, 2004, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to December 31, 2004 of $ 11,015,380.

On December 30, 2004 the Company announced its initial Public Offering (“IPO”) and its common shares were posted for trading on the Toronto Stock Exchange.  Under its IPO the Company sold 18,400,000 common shares, including common shares sold under an over allotment option for gross cash proceeds of $ 15,254,518 (Cdn$ 18,400,000).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements are in accordance with generally accepted accounting principles in the United States of America.  Significant accounting policies utilized in the preparation of the financial statements are summarized below:

Basis of consolidation

The consolidated financial statements, include the accounts of the Company, its former wholly-owned Canadian subsidiary, Chemokine Therapeutics Inc., through to June 9, 2002, the date of disposal of the subsidiary, see Note 3, and its wholly-owed Canadian subsidiary Chemokine Therapeutics (B.C.) Corp.

Revenue recognition

Revenue is not recognized until the product or service has been delivered or otherwise earned, all contractual obligations have been satisfied and collection of amounts due to the Company is reasonably assured.  Amounts received by the Company prior to the recognition of associated revenue is reflected on the balance sheet as deferred revenue.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is recorded on a straight-line basis over the estimated useful lives of the property and equipment as follows:

Computer equipment	-	3 years
Computer software	-	2 years
Furniture and fixtures	-	3 years
Leasehold improvements	-	3 years

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

License

Costs incurred to acquire the license (see Note 5) are capitalized in the accounts and are being amortized on a straight-line basis over five years.  The costs of developing and servicing patents on licensed technologies are expensed as incurred.

Impairment of long-lived assets

Long-lived assets to be held and used are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

Foreign currency translation

The United States dollar is the Company’s functional currency.  For the purpose of preparing these financial statements, foreign currency denominated monetary assets and liabilities are translated to United States dollars at the exchange rates in effect at the balance sheet date.  Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates.  Transaction gains and losses are included in expenses.

The Company's functional currency for its former Canadian subsidiary was the U.S. dollar.  The financial transactions, records and statements of the foreign subsidiary were all measured in U.S. dollars using daily exchange rates.  As a result, the Company has no material currency translation gains or losses.  Where the local currency is used to record transactions, any material currency translation gains or losses would be included as an element of comprehensive income in the statement of operations and in the equity section of the balance sheet.

The Company’s functional currency for its new Canadian subsidiary is the Canadian dollar.  As a result, monetary assets and liabilities of the integrated foreign operations are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date.  Non-monetary assets are translated at historical rates.  Long-term debt is translated at the rate of exchange rate prevailing at the balance sheet date with any resulting gain or loss being deferred and amortized over the remaining term of the debt.  Revenues and expenses, other than amortization of capital assets, are translated in U.S. dollars at the average rate for the year.

Research and development

All research and development costs are expensed when incurred.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(Loss) per common share

(Loss) per common share is computed based on the weighted average number of common shares outstanding during each period.  Convertible equity securities, such as convertible preferred stock, stock options and stock purchase warrants are not considered in the calculation of net loss per common share as their inclusion would be anti-dilutive.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-based compensation

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995.  This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans.  SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as described in Accounting Pronouncement Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25.  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net (loss) and (loss) per share for the years ended December 31, 2004, 2003 and 2002 would have increased to the pro forma amounts indicated below:

	2004	2003	2002

Net (loss), as reported	$(3,095,240)	$(2,506,705)	$(2,234,061)
Add: Stock-based employee compensation expense included in reported net (loss)	51,581	-	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(55,619)	(145,234)	(116,537)

Pro forma net (loss)	$(3,099,278)	$(2,651,939)	$(2,350,598)

Net (loss) per common share, as reported	$(0.26)	$(0.25)	$(0.25)

Net (loss) per common share, pro forma	$(0.26)	$(0.26)	$(0.26)

Fair value of financial instruments

The fair value of the Company’s cash, amounts receivable, accounts payable and accrued liabilities, and management fees payable at December 31, 2004 and 2003 approximate their carrying values due to their short terms to maturity.

The amounts due from (to) a director and affiliates do not bear interest and are carried at the amounts required to settle the balances on a current basis.

Recent accounting pronouncements

In November and December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”, and SFAS No. 123R, “Share-Based Payment”.  SFAS No. 151 and 152 have no current applicability to the Company.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent accounting pronouncements - continued

SFAS No. 123R is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”.  SFAS No. 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosures regarding the cash flow effects resulting from share-based payment arrangements.  For public entities that file as a small business issuer, SFAS No. 123R is effective for the first interim or annual reporting period beginning after December 31, 2005.  Adoption of this financial statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 153 amends APB Opinion No. 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception of non-monetary assets that do not have commercial substance.  A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  Adoption of this financial statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.	CORPORATE REORGANIZATION

On June 9, 2002 the Company disposed of its wholly-owned Canadian subsidiary, Chemokine Therapeutics Inc. ("CTI"), to a related party.

The Company disposed of net assets as follows:

Cash	$4,754
Accounts receivable	65,578
Prepaid expenses	14,434
Property and equipment	115,390

200,156

Less: Accounts payable and accrued liabilities	176,072
Obligation under capital lease	21,289

197,361

Excess of assets disposed over liabilities assumed	2,795

Consideration paid by the purchaser, as agreed between the related parties, by way of a note payable	44,859

Capital contribution	$42,064

As the transaction took place between related parties, no gain or loss may be recognized for accounting purposes.  The excess of consideration given over the cost of net assets sold has been accounted for as a capital contribution, and has been added to additional paid in capital.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3.	CORPORATE REORGANIZATION - continued

Concurrent with the disposal of the interest in CTI, the Company and CTI entered into an amended research agreement.  Subsequently, CTI assigned the agreement to Globe Laboratories Inc., the parent company of CTI.  Under this agreement the Company has engaged Globe Laboratories Inc. to perform biotechnology research.  The Company owns all the results and resulting intellectual property created under the agreement.  In consideration the Company has agreed to pay Globe Laboratories Inc. an amount equal to the research expenses incurred by Globe Laboratories Inc. each month, plus 2%.

4.	PROPERTY AND EQUIPMENT	2004
		Accumulated
		Cost	depreciation	Net

	Computer equipment	$11,176	$2,432	$8,744
	Computer software	798	50	748
	Furniture and fixtures	10,167	5,610	4,557
	Leasehold improvements	15,442	9,866	5,576

		$37,583	$17,958	$19,625

	2003
	Accumulated
	Cost	depreciation	Net

Computer equipment	$2,998	$478	$2,520
Furniture and fixtures	8,807	2,627	6,180
Leasehold improvements	15,442	4,719	10,723

	$27,247	$7,824	$19,423

5.	LICENSE	2004	2003

	Cost	$50,603	$50,603
	Accumulated amortization	18,916	10,254

		$31,687	$40,349

On September 22, 1999 the Company entered into a license agreement with the University of British Columbia (“UBC”).  The license grants the Company exclusive worldwide rights to research, develop and commercially exploit certain patented technologies, which remains the property of UBC.  The licensed technology relates to therapeutics for a variety of human diseases.

Under the agreement the Company is obligated to achieve various milestones and is committed to make milestone payments and to pay royalties of 2% of any revenues or other consideration derived from the licensed technologies.  Should the Company fail to satisfy any of its obligations, UBC has the right to terminate the license agreement.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	LICENSE - continued

- Milestone payments are to be made as follows:

- Cdn$ 100,000 at the time of completion of Phase II clinical trials

- Cdn$ 250,000 at the time of completion of Phase III clinical trials

- Cdn$ 500,000 at the time of filing for New Drug Approval

- Minimum annual royalty payments are to be made as follows:

- Cdn$ 25,000 one year from product approval

- Cdn$ 50,000 two years from product approval

- Cdn$ 75,000 three years from product approval

- Cdn$ 100,000 fours years from product approval

- Cdn$ 150,000 five years from product approval

6.	DUE FROM (TO) AFFILIATES

The amounts due from (to) affiliates do not bear interest and have no fixed terms of repayment.  See Note 3.

	2004	2003

Chemokine Therapeutics Inc., a Canadian corporation controlled by a director	$(61)	$25,864
Globe Laboratories Inc., a Canadian corporation controlled by a director	(26,261)	270,478

	$(26,322)	$296,342

7.	CAPITAL STOCK

Common stock

During the period from inception to December 31, 2004 the Company issued 29,343,206 common shares for total consideration of $ 20,667,450, net of offering costs of $ 2,897,452.

During the year ended December 31, 1998 the Company issued 1 share of common stock for $ 70,650.

During the year ended December 31, 2001, the Company issued an aggregate 1,280,496 shares of common stock, at $ 0.10 to $ 1.55 per share, for cash consideration of $ 1,064,297 and services valued at $ 364,100, before offering costs of $ 64,585.

During the year ended December 31, 2002, the Company issued an aggregate 1,492,970 shares of common stock, at $ 1.25 to $ 1.35 per share, for cash consideration of $ 1,328,500 and services valued at $ 545,213, before offering costs of $ 194,474.

During the year ended December 31, 2003 the Company issued an aggregate 577,852 shares of common stock, at $ 1.25 to $ 1.35 per share, for cash consideration of $ 686,550 and services valued at $ 89,051, before offering costs of $ 130,628.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	CAPITAL STOCK - continued

During the year ended December 31, 2004 the Company issued an aggregate 18,945,124 shares of common stock at $ 0.51 to $ 1.35 per share, for cash consideration of $ 14,380,821 before offering costs of $ 2,234,671, services valued at $ 16,305, settlement of debt valued at $ 200,000, and conversion of 150,000 of preferred stock.

Common stock issued for non-cash consideration was valued at the most recent per share price of common stock sold for cash.

Preferred stock

During the year ended December 31, 1998 the Company issued 6,000,000 Series A convertible preferred shares for cash of $ 1,200.  The issued preferred shares were converted into 6,000,000 common shares during the year ended December 31, 2000.

During the year ended December 31, 2001 the Company issued 150,000 Series A preferred shares for cash of $ 187,500.  The preferred shares are convertible into common shares, at no additional consideration, on a 1-for-1 basis.

During the year ended December 31, 2003 the Company issued 2,000,000 shares of convertible Series A preferred stock for cash proceeds of $ 2,439,444 and in settlement of the $ 250,000 loan payable plus outstanding accrued interest of $ 10,556.  The preferred shares are convertible into common shares, at no additional consideration, on a 1-for-1 basis.

During the year ended December 31, 2004 the Company issued 150,000 shares of common stock on conversion of 150,000 shares of convertible series A preferred stock.

Warrants

During the year ended December 31, 1999 the Company issued 10,000 stock purchase warrants exercisable into common shares for $ 1.50 per share to a director.  The stock purchase warrants were issued as partial consideration for consulting services and were accounted for at their fair value, as determined using the Black-Scholes option pricing model, of $ 1,400.  The stock purchase warrants were cancelled during the year ended December 31, 2001.

During the year ended December 31, 1999 the Company issued 34,153 stock purchase warrants exercisable into common shares for $ 1.50 per share to a consultant.  The stock purchase warrants expired on December 31, 2004.  The stock purchase warrants were issued as partial consideration for a finders’ fee and were accounted for at their fair value, as determined using the Black-Scholes option pricing model, of $ 11,200.  The fair value was charged to capital stock as an offering cost.

During the year ended December 31, 2000 the Company issued 111,688 stock purchase warrants to subscribers to 491,700 common shares, exercisable into common shares at $ 2.25 per share.  The stock purchase warrants expired on November 30, 2003, as to 95,938 stock purchase warrants and on December 31, 2003 as to 15,750 stock purchase warrants.

During the year ended December 31, 2001 the Company issued 20,300 stock purchase warrants exercisable into common shares for $ 1.50 per share, as to 7,000 stock purchase warrants and at $ 2.25 per share, as to 13,300 stock purchase warrants.  The stock purchase warrants were issued as partial consideration for finders’ fees and were accounted for at their fair value, as determined by the Black-Scholes option pricing model of $ 17,850.  The fair value was charged to capital stock as an offering cost.  The stock purchase warrants expire on November 30, 2005.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	CAPITAL STOCK - continued

During the year ended December 31, 2001 the Company issued 255,000 stock purchase warrants exercisable into common shares for $ 1.50 per share, as to 160,000 stock purchase warrants, and at $ 1.25 per share, as to 95,000 stock purchase warrants to consultants.  The stock purchase warrants were issued as partial consideration for finders’ fees and were accounted for at their fair value, as determined by the Black-Scholes option pricing model, of $ 17,850.  The fair value was charged to capital stock as an offering cost.  The stock purchase warrants expire on April 30, 2003, as to 10,000 stock purchase warrants, October 15, 2005, as to 160,000 stock purchase warrants, May 31, 2006 as to 40,000 stock purchase warrants, July 1, 2006 as to 22,500 stock purchase warrants and July 6, 2005 and as to 22,500 stock purchase warrants.

During the year ended December 31, 2002 the Company issued 880,850 stock purchase warrants, exercisable into common shares for $ 1.25 per share, to consultants.  The stock purchase warrants were issued, as to 273,350 stock purchase warrants, as partial consideration for finders’ fees and, as to 607,500 stock purchase warrants as consideration for consulting services.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes option pricing model, of $ 202,596.  Of this amount, $ 62,871 was charged to capital stock as an offering cost and $ 139,725 was charged to general and administrative expense.  The stock purchase warrants expire between June 25, 2007 and November 10, 2007.

During the year ended December 31, 2002 the Company issued 404,000 stock purchase warrants to subscribers of 437,800 common shares, exercisable into common shares at $ 1.25 per share.  The stock purchase warrants expire on November 10, 2007.

During the year ended December 31, 2003 the Company issued 84,500 stock purchase warrants exercisable into common shares for $ 1.25 per share which expire November 10, 2007, and issued 154,100 stock purchase warrants exercisable into common shares for $ 1.35 per share which expire between July 18, 2005 and July 31, 2007.  The stock purchase warrants were issued, as to 124,100 stock purchase warrants, as partial consideration for finders’ fees and, as to 114,500 stock purchase warrants as consideration for consulting services.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes option pricing model, of $ 44,289.  Of this amount, $ 22,454 was charged to capital stock as an offering cost and $ 21,835 was charged to general and administrative expense.

During the year ended December 31, 2003 the Company issued 15,000 stock purchase warrants to subscribers of 30,000 common shares, exercisable into common shares at $ 1.35 per share.  The stock purchase warrants expire on July 31, 2007.

During the year ended December 31, 2003 111,688 stock purchase warrants and 10,000 stock purchase warrants, which were issued to investors and exercisable into common shares at $ 2.25 and $ 1.25 respectively, expired unexercised.

During the year ended December 31, 2004 the Company issued 56,000 stock purchase warrants exercisable into common shares for $ 1.50 per share which expire between June 30, 2007 and November 10, 2007.  The stock purchase warrants were issued as partial consideration for consulting services.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes option pricing model, of $ nil.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	CAPITAL STOCK - continued

During the year ended December 31, 2004 the Company issued 30,000 stock purchase warrants exercisable into common shares for $ 1.35 per share which expire between July 31, 2007 and November 10, 2007, and issued 2,362,509 stock purchase warrants exercisable into common shares for $ 0.73 per share which expire on May 6, 2006.  The stock purchase warrants were issued, as partial consideration for finders’ fee.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes option pricing model, of $ 3,900 which was charged to capital stock as an offering cost.

During the year ended December 31, 2004 the Company issued 1,280,000 stock purchase warrants exercisable into common shares at $ 0.83 per share which expire on June 30, 2006, issued  500,000 stock purchase warrants exercisable into common shares for $ 0.83 per share which expire December 30, 2007, and issued  60,000 stock purchase warrants exercisable into common shares for $ 0.83 per share which expire December 30, 2006.  The stock purchase warrants were issued, as to 1,280,000 stock purchase warrants, as partial consideration for agents’ fee and, as to 560,000 stock purchase warrants as consideration for consulting services.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes option pricing model, of $ 340,391.  Of this amount, $ 98,509 was charged to capital stock as an offering cost, $ 22,048 was charged to general and administrative expense, and $ 219,834 was charged to research and development expense.

During the year ended December 31, 2004, 34,153 stock purchase warrants, which were issued to investors and exercisable into common shares at $ 1.50, expired unexercised.

The following table summarizes information about stock purchase warrants outstanding at December 31, 2004:

	Number
	outstanding
Exercise	and	Expiry
price	exercisable	dates

$0.83	4,202,509	May 2006 to December 2007
1.25	1,454,350	March 2005 to November 2007
1.35	199,100	July 2005 to July 2007
1.50	223,000	October 2005 to November 2007
2.25	13,300	November 2005

	6,092,259

Common stock reserved for future issuances

Common stock reserved for future issuances as of December 31, 2004 is as follows:

Outstanding stock options	2,081,000
Stock options available for grant	2,469,416
Preferred stock	2,000,000
Outstanding stock purchase warrants	6,092,259

12,642,675

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8.	STOCK-BASED COMPENSATION

The Company has a stock option plan under which options to purchase common shares of the Company may be granted to employees, directors and consultants.  Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors at the time of the grant.  Options vest 4% at the time of grant and then at 4% per month for 24 months, at which time the options are fully vested in the holder.

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors is 4,550,416.

The following summarizes the total number of stock options outstanding and the maximum number of stock options available to be granted at December 31, 2004.

		Weighted
		average
	Outstand-	exercise	Available
	ing options	price	for grant

Balance at December 31, 2000	410,000	$1.31	1,590,000
Options granted	571,000	1.25	(571,000)
Options cancelled	(410,000)	1.31	410,000

Balance at December 31, 2001	571,000	1.25	1,429,000
Options granted	1,000,000	1.25	(1,000,000)

Balance at December 31, 2002	1,571,000	1.25	429,000
Options granted	420,000	1.35	(420,000)

Balance at December 31, 2003	1,991,000	1.27	9,000
Increase in authorized options	-	-	2,550,416
Options granted	1,740,000	0.86	(1,740,000)
Options cancelled	(1,650,000)	1.28	1,650,000

Balance at December 31, 2004	2,081,000	$0.92	2,469,416

The following table summarizes information about stock options outstanding at December 31, 2004:

Weighted
exercise	Number	Number	Expiry
price	outstanding	exercisable	dates

$0.92	2,081,000	933,000	May 2005
			to
			June 2009

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8.	STOCK-BASED COMPENSATION - continued

The fair value of stock options used to compute the pro forma net loss is the estimated fair value at grant date using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Expected volatility	72%	0%	0%
Risk-free interest rate	3.06% to	3.48% to	4.13%
	4.07%	3.90%
Expected lives in years	5 years	3 - 5 years	5 years
Expected dividends	zero	zero	zero

The fair value of stock options, calculated using the Black-Scholes option pricing model, awarded in 2004 were $ 0.14 per option and in 2003 and 2002 ranged from $ 0.17 to $ 0.21 and $ 0.23 per option, respectively.

9.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003 the Company paid $ 1,124,826, and $ 1,407,584 to Globe Laboratories Inc., a corporation controlled by a director, for research expenses.  During the period from June 10, 2002 to December 31, 2002 the Company paid $ 589,785 to Chemokine Therapeutics Inc., a subsidiary of Globe Laboratories Inc., for research expenses.  See Note 3.

During the years ended December 31, 2004, 2003 and 2002 the Company paid directly or indirectly, to various directors $ 121,863, $ 264,300, and  $ 27,300, respectively, for management and consulting services provided, which were included in general and administrative expense.

Management fees payable at December 31, 2003 was due to a corporation of which a director is one of the beneficial owners.

During the years ended December 31, 2004 and 2003, the Company paid rent of $ 19,178 and $ 17,178, respectively, to a corporation with a director in common.  See Note 11.

During the year ended December 31, 2002, directors were issued 126,220 common shares in consideration for services provided to the Company.  Compensation expense of $ 157,775 was recognized at the time of these issuances, which was included in general and administrative expense.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10.	INCOME TAXES

The provisions for income taxes are as follows:

	Year ended December 31,
	2004	2003	2002

Current
Federal	$-	$-	$-
State	800	800	800
Foreign	-	-	-

Total current	800	800	800

Deferred
Federal	-	-	-
State	-	-	-
Foreign	-	-	-

Total deferred	-	-	-

Total income tax expense	$800	$800	$800

The following is a reconciliation of income taxes at the statutory United States federal and state income tax rates to the income taxes at the effective income tax rates:

	Year ended December 31,
	2004	2003	2002

Provision (recovery) at combined United States federal and state income tax rates	$(936,000)	$(852,000)	$(782,000)

Change in valuation allowance	936,800	852,800	782,800

Effective income taxes	$800	$800	$800

Deferred income tax assets and liabilities are as follows:

	2004	2003	2002

Assets
Capitalized research expense	$1,249,400	$642,600	$800
Net operating loss carryforwards	2,377,000	2,047,000	1,836,000

	3,626,400	2,689,600	1,836,800
Valuation allowance	(3,626,400)	(2,689,600)	(1,836,800)

Net deferred income taxes	$-	$-	$-

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10.	INCOME TAXES - continued

As of December, 2004 the Company had federal net operating loss carryforwards of approximately $ 6,991,000 and Canadian non-capital loss carryforwards of approximately of $ 1,000.  The federal net operating loss carryforwards will expire at various dates beginning in 2017, if not utilized beforehand.  The Canadian non-capital loss carryforwards will expire in 2011, if not utilized beforehand.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of net operating losses before utilization.

11.	COMMITMENTS

- Contractual agreements

The Company has entered in various research and development agreements with third parties to perform research and development services on its behalf.  The Company is committed to pay $ 540,856, in respect of contracts in place at December 31, 2004.

– Lease agreements

The Company leases office premises under operating leases which expire at various dates ending July 31, 2008.  Included in these commitments is one base agreement entered into with a corporation under common control.  See Note 9.  The Company is obligated to make the following minimum lease payments under its operating leases in each of the fiscal years ending December 31:

2005	$64,700
2006	96,700
2007	96,700
2008	40,750

$298,850

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company conducted non-cash activities as follows:

	2004	2003	2002

Operating activities
Decrease in accounts receivable due to sale of subsidiary	$-	$-	$65,578
Decrease in prepaids and deposits due to sale of subsidiary	-	-	14,434
Decrease in capital assets on sale of subsidiary	-	-	115,390
Increase in note receivable on sale of subsidiary	-	-	(40,105)
Decrease in accounts payable on sale of subsidiary	-	-	(176,072)
Decrease in capital lease on sale of subsidiary	-	-	(21,289)
Increase in accounts payable on accrual of payment required under the license agreement	-	38,470	-

Financing activities
Equity component of sale of subsidiary	-	-	42,064

Investing activities
Accrued license agreement payment (Note 5)	-	(38,470)	-

	$-	$-	$-

13.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, amounts receivable, an amount due from director, an amount due from (to) affiliates, accounts payable and accrued liabilities and management fees payable.

Fair value

The fair value of cash, amounts receivable, accounts payable and accrued liabilities and management fees payable approximate their carrying value due to their short terms to maturity.

The fair value of the amounts due (to) from a director and an affiliate are not readily determinable as the amounts are due from related parties.  The amounts are carried at the amount of consideration required to discharge the obligations on a current basis.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

13.	FINANCIAL INSTRUMENTS - continued

Credit risk

Cash, amounts receivable and amounts due from a director and an affiliate expose the Company to credit risk.  The Company minimizes its exposure to credit risk by transacting with parties that are believed to be credit worthy.  The maximum potential loss on these financial instruments is equal to the carrying amounts of those items.

The Company has cash in excess of the Cdn$ 60,000 insured amount as established by the Canada Deposit Insurance Corporation.

14.	SUBSEQUENT EVENTS

Subsequent to the year end, the Company:

- issued 2,400,000 common shares for cash of $ 1,933,613 (Cdn$ 2,400,000), before offering costs of

$ 157,106 (Cdn$ 195,000).

- issued 862,000 stock options which were exercisable between $ 0.81 to $ 1.00 per share.

- issued 192,000 warrants which were exercisable at $ 0.81 per share.

15.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between GAAP and Canadian GAAP are as follows:

Consolidated statement of operations

	Years ended December 31,
	2004	2003	2002

Net loss under GAAP	$(3,095,240)	$(2,506,705)	$(2,234,061)
Stock-based compensation intrinsic value basis (i)	51,581	-	-
Stock-based compensation fair value basis (i)	(55,619)	(145,234)	(116,537)

Net loss under Canadian GAAP	$(3,099,278)	$(2,651,939)	$(2,350,598)

Loss per share under Canadian GAAP	$(0.26)	$(0.26)	$(0.26)

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

15.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

(i)	Stock-based compensation

On January 1, 2004 the Company retroactively adopted the revised provisions Canadian Institute of Chartered Accountants’ Handbook Section 3870 “Stock-Based Compensation and Other Stock-based Payments” (“Section 3870”).  Section 3870, as revised, requires stock-based compensation be charged to expense based on estimated fair value.  The fair value of stock-based compensation is determined, under 3870, the same way as under SFAS No. 123.  The adoption of this revised standard impacts net loss reported under Canadian GAAP and otherwise has no impact on stockholder’s equity or net cash used in operations.

(ii)	Contributed surplus

U.S. GAAP uses the phrase “Additional paid-in Capital” to describe consideration received in excess of the par value of warrants and stock options.  Canadian GAAP uses the phrase “Contributed Surplus”.

(iii)	Development stage disclosure

The Company is considered a development stage Company as defined by SFAS No. 7.  The Company is also considered a development stage Company under Accounting Guideline 11 “Enterprises in the development stage” of the Canadian Institute of Chartered Accountants’ Handbook.

(iv)	Foreign currency translation

Canadian GAAP does not expressly provide for the concept of a “functional currency” with respect to foreign currency translation.  However, the method of translation used by the Company is equivalent to the method required under Canadian GAAP.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOKINE THERAPEUTICS CORP.

Dated:  March 15, 2005

/s/ Hassan Salari

Hassan Salari, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Hassan Salari	President and Chief Executive Officer	March 15, 2005
Hassan Salari	And Member of the Board of Directors
*Principal Executive Officer

/s/ David Karp	Director of Finance, Chief Financial Officer and Corporate Secretary	March 15, 2005
David Karp
*Principal Financial and Accounting Officer

/s/ Matthias C. Kurth	Director	March 15, 2005
Matthias C. Kurth

/s/ Michael Evans	Director	March 15, 2005
Michael Evans

/s/ John Osth	Director	March 15, 2005
John Osth

/s/ C. Richard Piazza	Director	March 15, 2005
C. Richard Piazza

	EXHIBIT INDEX
Exhibit		Page Number/
Number	Description	Filing Method

3.1	Articles of Incorporation	(1)
3.2	Bylaws	(1)
10.1	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999	(1)
10.2	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.	(1)
10.3	Employment Agreement dated April 1, 2004 between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(1)
10.4	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz	(1)
10.5	Employment Agreement dated May 14, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and David Karp	(1)
10.6	Escrow Agreement between Chemokine Therapeutics Corp., Pacific Corporate Trust Company and Pacific Medical Corp.	(4)
10.7	Loan and Stock Warrant Agreement dated October 16, 2002, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(1)
10.8	Option and License Agreement, dated April 15, 2003, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(1)
10.9	Agreement re: Exercise of Warrant dated April 15, 2003	(1)
10.10	Modification and Waiver Agreement, dated September 14, 2004, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(2)
10.11	2004 Consulting Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.12	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.13	Amendment to Employment Agreement dated with Dr. Hassan between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(2)
10.14*	Research and Development Agreement dated June 29, 2004, between Procter & Gamble Pharmaceuticals, Inc. and Chemokine Therapeutics Corp.	(2)
10.15	Lease Agreement dated January 1, 2003 between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.	(3)
10.16	Form of Warrant Agreement for investors in May 6, 2004, Regulation S offering	(3)
10.17	Agent Warrant Agreement for warrants issuable to agents upon closing of our offering pursuant to this registration statement	(4)
10.18	The 2004 Stock Option Plan	(2)
10.19	Amended Employment Agreement dated March 10, 2005, between Dr. Hassan Salari, our Chairman, CEO, and President, and us
10.20	Amended Employment Agreement dated March 10, 2005, between David Karp, our Chief Financial Officer and Corporate Secretary, and us
14.1	Code of Ethics
21.1	List of Subsidiaries of Chemokine Therapeutics Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Certification Pursuant to U.S.C. 18 Section 1350

*

Confidential treatment has been requested as to certain portions of this Agreement.

(1)

Previously filed on Registration Statement on Form SB-2 (Reg. No. 333-117858) on August 2, 2004.

(2)

Previously filed on Amendment No. 1 to Registration Statement on Form SB-2  (Reg. No. 333-117858) on October 20, 2004.

(3)

Previously filed on Amendment No. 2 to Registration Statement on Form SB-2  (Reg. No. 333-117858) on November 26, 2004.

(4)

Previously filed on Amendment No. 3 to Registration Statement on Form SB-2  (Reg. No. 333-117858) on December 17, 2004.

Exhibit 14.1

CODE OF BUSINESS CONDUCT AND ETHICS

I.

INTRODUCTION

 This Code of Business Conduct and Ethics has been adopted by our Board of Directors to help ensure compliance with legal and ethical requirements and our standards of business conduct.  All Company employees are expected to read and understand this Code of Business Conduct and Ethics, uphold these standards in day-to-day activities, comply with all applicable policies and procedures and ensure that all agents and contractors are aware of, understand and adhere to these standards.  Further, because the principles described in this Code of Business Conduct and Ethics are general in nature, you should also review all applicable Company policies and procedures for more specific instruction, and contact the Corporate Secretary (David Karp), the General Counsel of the Company (Russell M. Frandsen of Squire Sanders & Dempsey L.L.P.) or the Nominating and Corporate Governance Committee of the Board of Directors (John Osth, Michael Evans and Richard Piazza) if you have any questions.  The Company will take appropriate action against any employee whose actions are found to violate these policies or any other policies of the Company, including immediate termination of employment or business relationship at the Company’s sole discretion.

We are committed to regularly reviewing and updating our policies and procedures. Therefore, this Code of Business Conduct and Ethics is subject to modification.  This Code of Business Conduct and Ethics supersedes all other such codes, policies, procedures, instructions, practices, rules or written or verbal representations to the extent they are inconsistent.

Nothing in this Code of Business Conduct and Ethics, in any company policies and procedures, or in other related communications (verbal or written) creates or implies an employment contract or term of employment.

All employees of the Company must sign the acknowledgment form at the end of this Code of Business Conduct and Ethics and return the form to the Corporate Secretary indicating that you have received, read, understand and agree to comply with the Code of Business Conduct and Ethics.  The signed acknowledgment form will be located in your personnel file.

II.

COMPLIANCE IS EVERYONE’S BUSINESS—WHISTLEBLOWER PROVISIONS

Ethical business conduct is critical to our business.  As an employee, your responsibility is to respect and adhere to these practices.  Many of these practices reflect legal or regulatory requirements.  Violations of these laws and regulations can create significant liability for you, the Company, its directors, officers and other employees.

Part of your job and ethical responsibility is to help enforce this Code of Business Conduct and Ethics.  If you suspect that a Company officer, director or employee has violated this Code of Business Conduct and Ethics or broken any law, you should follow the following procedures to report the violation.

1.

In most cases, you should report the violation to your immediate supervisor, to the Corporate Secretary or to the Company’s General Counsel.

2.

If you believe reporting the violation to your immediate supervisor or to the General Counsel would not result in appropriate action, then you may report the suspected violation to the Chairman of the Company’s Nominating and Corporate Governance Committee.  The current Chairman of the Nominating and Corporate Governance Committee is John Osth.  The Chairman of the Nominating and Corporate Governance Committee is an independent director who is not on employee of the Company and who does not have any material business relationship with the Company.

3.

To report a suspected unlawful or unethical activity to the Nominating and Corporate Governance Committee, you may contact the Nominating and Corporate Governance Committee using any of the following methods:

-   By  E-mail to John Osth at josth@cox.net;

-   By voice message to the following number: 1-949-215-6808; or

-   By letter addressed to: John Osth, 25832 Desert Trail, Laguna Hills, CA, 92653.

Only members of the Nominating and Corporate Governance Committee have access to retrieving these messages.

4.

If you wish, you may report suspected unlawful or unethical activity on an anonymous basis.

Any person reporting a suspected violation is encouraged to provide as much detail as possible regarding the subject matter of the suspected violation, as the ability to investigate and rectify the problem will depend largely on the quality and specificity of the information provided.

All reports of suspected unlawful or unethical conduct will be promptly investigated by the Company’s General Counsel or by the Company’s Nominating and Corporate Governance Committee.  All employees are expected to cooperate in any internal or external investigations of possible violations.  Investigatory reports will be kept confidential to the extent possible, consistent with the need to conduct an adequate investigation.  The Nominating and Corporate Governance Committee will maintain copies of all such reports for not less than 5 years.

Reprisal, threats, retribution or retaliation against any person who has in good faith reported a violation or a suspected violation of law, this Code of Business Conduct and Ethics or other Company policies, or against any person who is assisting in any investigation or process with respect to such a violation, is strictly prohibited.  Anyone who becomes aware of any such improper retaliatory conduct should immediately report such conduct to the Nominating and Corporate Governance Committee.

The Company recognizes the need for this Code of Business Conduct and Ethics to be applied equally to everyone.  The Nominating and Corporate Governance Committee has primary authority and responsibility for the enforcement of this Code of Business and Ethics.  The Company will devote the necessary resources to enable the Nominating and Corporate Governance Committee to establish such procedures as may be reasonably necessary to create a culture of accountability and facilitate compliance with the Code of Business and Ethics.

Situations which may involve a violation of ethics, laws or this Code of Business Conduct and Ethics may not always be clear and may require difficult judgment.  No code of ethics can anticipate every business situation that might present an ethical dilemma.  In trying to determine whether any given action is appropriate, answer the following questions:

-   Would I feel comfortable if the action I’m taking is fully publicized in the media with all the details, including my photo?

-   Could I testify in a court of law or before a government agency about my action without exposing the Company or myself to liability?

-   Will my action seem like the appropriate one the next day or over time?

-   Would I feel comfortable telling my manager, my family, my friends or my religious leader about my action?

If you answer “no” to any of the questions above, you are likely at risk of making an unethical decision and potentially violating this Code of Business Conduct and Ethics.  In all cases, if you are unsure about the appropriateness of an event or action, please seek assistance in interpreting the requirements of these practices by contacting the General Counsel.

III.

YOUR RESPONSIBILITIES TO THE COMPANY AND ITS STOCKHOLDERS

A.

General Standards of Conduct

The Company expects all employees, agents and contractors to exercise good judgment to ensure the safety and welfare of employees, agents and contractors and to maintain a cooperative, efficient, positive, harmonious and productive work environment and business organization.  These standards apply while working on our premises, at offsite locations where our business is being conducted, at Company-sponsored business and social events, or at any other place where you are a representative of the Company.  Employees, agents or contractors who engage in misconduct or whose performance is unsatisfactory may be subject to corrective action, up to and including termination.

B.

Applicable Laws

All Company employees must comply with all applicable laws, regulations, rules and regulatory orders.  Every employee should have a working knowledge of permissible activities involved in his or her work and will seek guidance from a superior where there is any question.  Whenever there exists a potential violation of law or possible ethical compromise of a legal requirement, every employee has an obligation to avoid or to promptly correct the situation as necessary.  Violations of laws, regulations, rules and orders may subject the employee to individual criminal or civil liability, as well as to discipline by the Company.  Such disciplinary action may include termination for cause.  Such individual violations may also subject the Company to civil or criminal liability or the loss of business.

C.

Employee Relations and Non-Discrimination

Every employee is an important contributor to the Company’s success.  All employees work as a team to produce quality products and services.  In so doing, the Company is committed to hiring, promoting and compensating employees based on their qualifications and demonstrated ability to perform job responsibilities.  The Company is also committed to providing a workplace free of harassment, including sexual harassment.  The Company is an equal opportunity employer and makes employment decisions on the basis of merit and qualifications.  The Company prohibits unlawful discrimination based on race, color, creed, gender, religion, marital status, age, national origin or ancestry, physical or mental disability, medical condition, including genetic characteristics, sexual orientation or any other consideration made unlawful by federal, state or local laws.

D.

Conflicts of Interest

Each of us has a responsibility to the Company, our stockholders and each other. To maintain the highest degree of integrity in the conduct of the Company’s business and your independent judgment, you must avoid any activity or personal interest that creates or appears to create a conflict between your interests and the interests of the Company.  A conflict of interest occurs when your private interests interfere in any way, or even appear to interfere, with the interests of the Company as a whole.  You should conduct the Company's business in an honest and ethical manner, and never act in a manner that could cause you to lose your independence and objectivity.  The Company is subject to scrutiny from many different individuals and organizations.  We should always strive to avoid even the appearance of impropriety.

Set forth below is specific guidance for some areas of potential conflict of interest that require special attention. It is not possible to list all conflicts of interest. These are examples of the types of conflicts of interest that you are expected to avoid. Ultimately, it's the responsibility of each individual to avoid any situation that could appear to be a conflict of interest.

(i)

Employment/Outside Employment.  While employed, employees are expected to devote their energies to their jobs with the Company. For this reason, second jobs are strongly discouraged. The following types of additional employment elsewhere are strictly prohibited: (1) additional employment that creates a conflict of interest or is incompatible with your position with the Company; (2) additional employment that impairs or has a detrimental effect on your work performance with the Company; (3) additional employment that requires you to conduct work or related activities on the Company’s premises or using the Company’s facilities or equipment; and (4) additional employment that directly or indirectly competes with the business or the interests of the Company.  Employees who wish to engage in additional employment that may create a real or apparent conflict of interest must submit a written request to the Company explaining the details of the additional employment.

(ii)

Outside Directorships.  Prior to service on the board of directors of other companies, you must first obtain approval from the Chief Executive Officer, and where appropriate, the Company’s Board of Directors.  Authorization to serve as a director can be revoked at any time.  Serving as a director of a non-profit organization, charity or similar entity does not violate this policy and does not require approval.

(iii)

Business Interests.  Employees must not make any personal investment if the investment might affect or appear to affect your ability to make unbiased business decisions for the Company. You must not allow your existing investments to affect or appear to affect your unbiased business decisions for the Company. This could happen in many ways, but it is most likely to create the appearance of a conflict of interest if you have an investment in a competitor, supplier, customer, or distributor and your decisions may have a business impact on this outside party.  You must first take great care to ensure that these investments do not compromise your responsibilities to the Company.  As a guideline, an investment in any one company doing business with the Company should be no greater than 10% of your annual base compensation.  Investments in mutual funds are not restricted by this policy.  Many factors should be considered in determining whether a conflict exists, including the size and nature of the investment; your ability to influence the Company’s decisions; your access to confidential information of Company or of the other company; and the nature of the relationship between the Company and the other company.  If there is any doubt about how an investment might be perceived, it should be disclosed to the General Counsel.

(iv)

Related Parties.  As a general rule, you should avoid conducting Company business with a relative or significant other, or with a business in which a relative or significant other is associated in any significant role.  Relatives include spouse, sister, brother, daughter, son, mother, father, grandparents, aunts, uncles, nieces, nephews, cousins, step relationships and in-laws.  Significant others include persons living in a spousal or familial fashion with an employee.

If such a related party transaction is unavoidable, you must fully disclose the nature of the related party transaction to the Company’s General Counsel or the Nominating and Corporate Governance Committee.  If determined to be material to the Company by the General Counsel, the Company’s Nominating and Corporate Governance Committee must review and approve in writing in advance such related party transactions.  The Company will adhere to all disclosure requirements with respect to related party transactions required by applicable accounting rules, federal securities laws, and NASDAQ rules.  Any dealings with a related party must be conducted in such a way that no preferential treatment is given to this business.

(v)

Other Situations.  Because other conflicts of interest may arise, it would be impractical to attempt to list all possible situations.  If a proposed transaction or situation raises any questions or doubts in your mind you should consult the General Counsel or the Nominating and Corporate Governance Committee.

E.

Corporate Opportunities

Employees may not exploit for their own personal gain opportunities that are discovered through the use of corporate property, information or position unless the opportunity is disclosed fully in writing to the Company’s Board of Directors and the Board of Directors declines to pursue such opportunity.

F.

Protecting the Company’s Confidential Information

During your work at the Company, you likely will have access to information that is considered proprietary or confidential.  Generally, proprietary or confidential information is any information that is private and should not be disclosed without proper authorization.  Protecting that information is one of the most important obligations you have as an employee of the Company.

The Company’s proprietary or confidential information includes, but is not limited to, financial data, pricing information, customer lists, marketing strategies, costs, technical data, processes, equipment and machinery layout, procedures, information systems, computer software and information regarding employees.  This information is the property of the Company and may be protected by patent, trademark, copyright and trade secret laws.

All confidential or proprietary information must be used for Company business purposes only.  You have a responsibility to protect such information from theft, disclosure, or inappropriate use.  Good judgment and proper approvals when releasing information to fellow employees and others outside the Company should be standard practice.  Always store proprietary information in a safe place and follow computer security procedures.  Remember to use caution if discussing business or using portable communications devices in public places.  You should not leave confidential information in places where others may easily access it, such as open files on computers, or left on fax machines or photocopiers.  You have a continuing obligation to safeguard and not use the Company’s proprietary information even after you leave the Company.

You may have signed a confidentiality agreement to protect and hold confidential the Company’s proprietary information when you joined the Company.  This agreement remains in effect for as long as you work for the Company and after you leave the Company.  Under this agreement, you may not disclose the Company’s confidential information to anyone or use it to benefit anyone other than the Company without the prior written consent of an authorized Company officer.

If you are not sure or if you have any questions regarding issues of the security of Company property, ask the Corporate Secretary or the General Counsel.  An employee’s failure to follow this policy will lead to disciplinary action, up to and including termination.

(i)

Disclosure of Company Confidential Information.  To further the Company’s business, from time to time, our confidential information may be disclosed to potential business partners.  However, such disclosure should never be done without carefully considering its potential benefits and risks.  If you determine in consultation with your supervisor and other appropriate Company management that disclosure of confidential information is necessary, you must then contact the appropriate corporate officer to ensure that an appropriate written nondisclosure agreement is signed by the potential business partner prior to the disclosure.

(ii)

Requests by Regulatory Authorities.  The Company and its directors, officers, employees, agents and contractors must cooperate with appropriate government inquiries and investigations.  In this context, however, it is important to protect the legal rights of the Company with respect to its confidential information.  All government requests for information, documents or investigative interviews must be referred to the Company’s General Counsel or executive officer.  No financial information may be disclosed without the prior approval of the General Counsel or an executive officer.

(iii)

Company Spokespeople.  The Company has established an Investor Relations Policy regarding who may communicate information to the press and the financial analyst community.  All inquiries or calls from the press and financial analysts should be referred to the Director of Investor Relations.  Only persons designated by the Chief Executive Officer may communicate with the press on behalf of the Company.

G.

Obligations Under Securities Laws - “Insider” Trading

Obligations under the U.S. securities laws apply to everyone.  In the normal course of business, employees, agents, contractors and consultants of the Company may come into possession of significant, sensitive information.  This information is the property of the Company — you have been entrusted with it.  You may not profit from it by buying or selling securities yourself, or passing on the information to others to enable them to profit or for them to profit on your behalf.

 Trading on the basis of inside information, or passing inside information on to others who may trade (even if you receive no financial benefit), is a crime and can result in significant fines and/or imprisonment.  Insider trading rules are strictly enforced, even in instances when the financial transactions seem small.  You have signed the Company’s Insider Trading Policy when you joined the Company.  The Company’s Insider Trading Policy outlines in greater detail the prohibitions against insider trading and the blackout periods for trading in the Company’s securities.  You should contact the Company’s General Counsel if you are unsure as to whether or not you are free to trade.

All employees of the Company are subject to periodic trading blackout periods as well as to special blackout periods that the Company may impose from time to time.  All employees of the Company may not trade in Company securities during these blackout periods.

Employees who violate the Company’s Insider Trading Policy are also subject to disciplinary action by the Company, which may include termination of employment or of business relationship.  All questions regarding the Company’s Insider Trading Policy should be directed to the Company’s General Counsel.

H.

Prohibition Against Short Selling of Company Stock

No Company employee, agent or contractor may engage in transactions of a speculative nature at any time.  All insiders are prohibited under the Company’s Insider Trading Policy from short-selling the Company’s Common Stock or engaging in transactions involving Chemokine Therapeutics Corp.-based derivative securities.  A “short sale” generally means a transaction whereby one may benefit from a decline in the Company’s stock price.  “Derivative Securities” are options, warrants, stock appreciation rights or similar rights whose value is derived from the value of an equity security, such as the Company’s Common Stock.  This prohibition includes, but is not limited to, trading in Chemokine Therapeutics Corp.’s Common Stock-based put and call option contracts, transacting in straddles, and the like.  However, holding and exercising options or other derivative securities granted under the Company’s employee stock option or equity incentive plans is not prohibited by this policy, nor is trading in any Company convertible debentures.  Although the law does not prohibit employees who are not executive officers or director from engaging in short sales of Company’s securities, the Company has adopted as policy that such employees may not do so.  All questions regarding the Company’s Insider Trading Policy should be directed to the Company’s General Counsel.

I.

Use of Company’s Assets

(i)

General.  Protecting the Company’s assets is a key fiduciary responsibility of every employee, agent, consultant and contractor.  Care should be taken to ensure that assets are not misappropriated, loaned to others, sold or donated, without appropriate authorization.  All Company employees, agents, consultants and contractors are responsible for the proper use of Company assets, and must safeguard such assets against loss, damage, misuse or theft.  Company equipment and assets are to be used for Company business purposes only and may not be removed from Company premises without prior authorization.  Employees, agents, consultants and contractors may not use Company assets for personal use, nor may they allow any other person to use Company assets.  Employees, agents, consultants or contractors who violate any aspect of this policy, are subject to disciplinary action including immediate termination of employment or the business relationship.  Employees who have any questions regarding this policy should bring them to the attention of the Company’s General Counsel.

(ii)

Physical Access Control.  The Company has and will continue to develop procedures covering physical access control to ensure privacy of communications, maintenance of the security of the Company communication equipment and safeguard Company assets from theft, misuse and destruction.  You are personally responsible for complying with the level of access control that has been implemented in the facility where you work on a permanent or temporary basis.  You must not defeat or cause to be defeated the purpose for which the access control was implemented.

(iii)

Company Funds.  Every Company employee is personally responsible for all Company funds over which he or she exercises control.  Company agents and contractors should not be allowed to exercise control over Company funds.  Company funds must be used only for Company business purposes.  Every Company employee, agent, consultant and contractor must take reasonable steps to ensure that the Company receives good value for Company funds spent, and must maintain accurate and timely records of each and every expenditure.  Expense reports must be accurate and submitted in a timely manner.  Company employees, agents, consultants and contractors must not use Company funds or Company guaranteed credit cards for any personal purpose.

(iv)

Computers and Other Equipment.  The Company strives to furnish employees with the equipment necessary to efficiently and effectively perform their jobs. Employees must care for that equipment and to use it responsibly primarily for Company business purposes.  If Company equipment is used at your home or offsite, take precautions to protect it from theft or damage, just as if it were your own.  If the Company no longer employs you, you must immediately return all Company equipment.  Although computers and other electronic devices are made accessible to employees to assist them to perform their jobs and to promote Company’s interests, all such computers and electronic device must remain fully accessible to the Company and, to the maximum extent permitted by law, will remain the sole and exclusive property of the Company.

(v)

Software.  All software used by employees to conduct Company business must be appropriately licensed.  Never make or use illegal or unauthorized copies of any software, whether in the office, at home or on the road, since doing so may constitute copyright infringement and may expose you and the Company to potential civil and criminal liability.  In addition, use of illegal or unauthorized copies of software may subject the employee to disciplinary action, up to and including termination.  The Company’s Information Technology Department will inspect Company computers periodically to verify that only approved and licensed software has been installed.  Any non-licensed/supported software will be removed.

(vi)

Copyrighted Materials.  Copyright laws protect many of the materials we use in the course of our work, including software, books, audio and videotapes, trade journals and magazines.  Presentation slides, training materials, management models, and problem-solving frameworks produced by outside consultants or organizations may also be copyrighted.  Copyright laws also cover songs, games, movie clips, text, and images found on the Internet.  Copyrighted materials must not be produced, reproduced, distributed, modified, published, displayed or performed in public without authorization (such as a written consent or a license agreement) from the copyright owner or the owner’s authorized agents.  Downloading or distributing copyrighted materials from the Internet without such authorization is an infringement of the owner’s rights and is not permitted.

(vii)

Electronic Media Usage.  The purpose of this policy is to make certain that employees utilize electronic communication devices in a legal, ethical and appropriate manner.  Electronic communications devices, which include, but are not limited to, voice mail, connections to the Internet, video conferencing, facsimiles, and telephones, are intended for business purposes.

Misuse of electronic communication devices includes, but is not limited to, using it to violate law or the Company’s policy, or to access or send pornographic, offensive, suggestive or obscene language, or harass another employee or person.  In addition, posting or discussing information concerning the Company’s products or business on the Internet without the prior written consent of the Company’s Chief Financial Officer is prohibited.   Do not use electronic communications for such things as bulk e-mail delivery and chain letters.  Use electronic communications with the same level of care as hard copy communications.  This information is potentially long lived.

Employees are not entitled to an expectation of privacy with respect to the Company’s electronic communication devices, except as may be provided by local law.  All electronic communications or data created, received, or transmitted using the Company’s electronic communication devices is the property of the Company and is not to be considered private information of the user.  The Company reserves the right to examine all data for any reason and without notice.  When warranted, such data will be disclosed to appropriate law enforcement agencies.

It is not possible to identify every standard and rule applicable to the use of electronic communications devices.  Employees are therefore encouraged to use sound judgment whenever using any feature of our communications systems.

J.

Maintaining and Managing Records

The purpose of this policy is to set forth and convey the Company’s business and legal requirements in managing records, including all recorded information regardless of medium or characteristics.  Records include paper documents, CDs, computer hard disks, email, floppy disks, microfiche, microfilm or all other media.  Local, state, federal, foreign and other applicable laws, rules and regulations require the Company to retain certain records and to follow specific guidelines in managing its records.  Civil and criminal penalties for failure to comply with such guidelines can be severe for employees, agents, contractors and the Company, and failure to comply with such guidelines may subject the employee, agent or contractor to disciplinary action, up to and including termination of employment or business relationship at the Company’s sole discretion.

K.

Records on Legal Hold

The Company is required by local, state, federal, foreign and other applicable laws, rules and regulations to retain certain records and to follow specific guidelines in managing its records.  A “legal hold” suspends all document destruction procedures to preserve appropriate records under special circumstances, such as litigation or government investigations.  The Company’s General Counsel determines and identifies what types of Company records or documents are required to be placed under a legal hold.  Every Company officer, director, employee, agent and contractor must comply with this policy.  Civil and criminal penalties for failure to comply with these guidelines can be severe for the Company, its directors, employees, agents and contractors.  Failure to comply with this policy may subject the employee, agent or contractor to disciplinary action, up to and including termination of employment or business relationship at the Company’s sole discretion, and potentially to criminal prosecution.

The Company’s General Counsel will notify you if a legal hold is placed on records for which you are responsible.  You then must preserve and protect the necessary records in accordance with instructions from the Company’s General Counsel.  RECORDS OR SUPPORTING DOCUMENTS THAT HAVE BEEN PLACED UNDER A LEGAL HOLD MUST NOT BE DESTROYED, ALTERED OR MODIFIED UNDER ANY CIRCUMSTANCES.  A legal hold remains effective until it is officially released in writing by the Company’s General Counsel.  If you are unsure whether a document has been placed under a legal hold, you should preserve and protect that document while you check with the Company’s General Counsel.

If you have any questions about this policy, you should contact the Company’s General Counsel.

L.

Payment Practices

(i)

Accounting Practices.  The Company’s responsibilities to its stockholders and the investing public require that all transactions be fully and accurately recorded in the Company’s books and records in compliance with all applicable laws.  False or misleading entries, unrecorded funds or assets, or payments without appropriate supporting documentation and approval are strictly prohibited and violate Company policy and the law.  Additionally, all documentation supporting a transaction should fully and accurately describe the nature of the transaction and be processed in a timely fashion.

(ii)

Political Contributions.  The Company reserves the right to communicate its position on important issues to elected representatives and other government officials.  It is the Company’s policy to comply fully with all local, state, federal, foreign and other applicable laws, rules and regulations regarding political contributions.  The Company’s funds or assets must not be used for, or be contributed to, political campaigns or political practices under any circumstances without the prior written approval of the Company’s Chief Executive Officer and, if required, the Board of Directors.

(iii)

Prohibition of Inducements and Payments or Gifts from Others.   In acting on the Company’s behalf, you should exercise your independent and objective judgment and avoid the receipt of personal gifts or favors that might influence (or even appear to influence) that judgment.  Neither you nor any member of your family may accept any gift or payment associated with doing business with the Company that (1) goes beyond common courtesies; (2) could obligate you to the giver; (3) could create the appearance of a conflict of interest; or (4) could prove embarrassing to the Company.  The following questions should be considered:

-   What is this gift worth?

-   Why am I receiving or giving this gift?

-   Will accepting this gift potentially affect my decision-making process?

-   Am I positive it does not violate either company policy of governmental laws?

-   Am I comfortable acknowledging the gift in front of other customers, co-workers or my supervisor?

-   Is the gift/entertainment in good taste?

-   Is reciprocity expected?

Gifts with a value of less than $100, infrequent business meals, celebratory events and entertainment (such as tickets to sporting events), provided that they are not excessive or create an appearance of impropriety, or are accepted on behalf of the Company, do not violate this policy.  Questions regarding whether a particular payment or gift violates this policy should be directed to the General Counsel.

(iv)

Gifts given by the Company to suppliers or customers or received from suppliers should always be appropriate to the circumstances and should never be of a kind that could create an appearance of impropriety. The nature and cost must always be accurately recorded in the Company’s books and records.

IV.

RESPONSIBILITIES TO OUR CUSTOMERS AND OUR SUPPLIERS

A.

Customer Relationships

If your job puts you in contact with any Company customers or potential customers, it is critical for you to remember that you represent the Company to the people with whom you are dealing.  Act in a manner that creates value for our customers and helps to build a relationship based upon trust.  The Company and its employees have provided products and services for many years and have built up significant goodwill over that time.  This goodwill is one of our most important assets, and the Company employees, agents and contractors must act to preserve and enhance our reputation.

B.

Handling the Confidential Information of Others

The Company has many kinds of business relationships with many companies and individuals.  Sometimes, they will volunteer confidential information about their products or business plans to induce the Company to enter into a business relationship.  At other times, we may request that a third party provide confidential information to permit the Company to evaluate a potential business relationship with that party.  Whatever the situation, we must take special care to handle the confidential information of others responsibly.  We handle such confidential information in accordance with our agreements with such third parties.

C.

Selecting Suppliers

To create an environment where our suppliers have an incentive to work with the Company, they must be confident that they will be treated lawfully and in an ethical manner.  The Company’s policy is to purchase supplies based on need, quality, service, price and terms and conditions.  The Company’s policy is to select significant suppliers or enter into significant supplier agreements through good-faith arms-length negotiations or competitive bid process where possible.  Under no circumstances should any Company employee, agent or contractor attempt to coerce suppliers in any way.  The confidential information of a supplier is entitled to the same protection as that of any other third party and must not be received before an appropriate nondisclosure agreement has been signed.  A supplier to the Company is generally free to sell its products or services to any other party, including competitors of the Company.  In some cases where the products or services have been designed, fabricated or developed to our specifications, the agreement between the parties may contain restrictions on sales.

D.

Government Relations

It is the Company’s policy to comply fully with all applicable laws and regulations governing contact and dealings with government employees and public officials, and to adhere to high ethical, moral and legal standards of business conduct.  This policy includes strict compliance with all local, state, federal, foreign and other applicable laws, rules and regulations.

E.

Government Contracts

It is the Company’s policy to comply fully with all applicable laws and regulations that apply to government contracting.  It is also necessary to strictly adhere to all terms and conditions of any contract with local, state, federal, foreign or other applicable governments.

F.

Industrial Espionage

It is the Company’s policy to lawfully compete in the marketplace.  This commitment to fairness includes respecting the rights of our competitors and abiding by all applicable laws in the course of competing.  The purpose of this policy is to maintain the Company’s reputation as a lawful competitor and to help ensure the integrity of the competitive marketplace.  The Company expects its competitors to respect our rights to compete lawfully in the marketplace, and we must respect their rights equally.  Company employees, agents and contractors may not steal or unlawfully use the information, material, products, intellectual property or proprietary or confidential information of anyone including suppliers, customers, business partners or competitors.

V.

RESPONSIBILITY FOR ACCURATE FINANCIAL REPORTING

The Company is committed to full and accurate financial disclosure in compliance with applicable laws, rules and regulations and to maintaining its books and records in accordance with applicable accounting policies, laws, rules and regulations.  The Company’s employees may be called upon to provide information to be used in the Company’s public reports. The Company expects all of its personnel to take this responsibility very seriously and to provide prompt and accurate answers to inquiries related to the Company’s public disclosure requirements.

VI.

WAIVERS

Any waiver of any provision of this Code of Business Conduct and Ethics with respect to any other employee, agent or contractor must be approved in writing by the Company’s General Counsel or Chief Executive Officer.

VII.

DISCIPLINARY ACTIONS

The matters covered in this Code of Business Conduct and Ethics are of the utmost importance to the Company, its stockholders and its business partners, and are essential to the Company’s ability to conduct its business in accordance with its stated values.  We expect all of our employees, agents, contractors and consultants to adhere to these rules in carrying out their duties for the Company.

The Company will take appropriate action against any employee, agent, contractor or consultant whose actions are found to violate these policies or any other policies of the Company.  Disciplinary actions may include immediate termination of employment or business relationship at the Company’s sole discretion.  Where the Company has suffered a loss, it may pursue its remedies against the individuals or entities responsible.  Where laws have been violated, the Company will cooperate fully with the appropriate authorities.

VIII.

ACKNOWLEDGMENT OF RECEIPT OF CODE OF BUSINESS CONDUCT AND ETHICS

I have received and read the Company’s Code of Business Conduct and Ethics.  I understand the standards and policies contained in the Company Code of Business Conduct and Ethics and understand that there may be additional policies or laws applicable to me or my job with the Company.  I agree to comply fully with the standards, policies and procedures contained in the Code of Business Conduct and Ethics and the Company’s related policies and procedures.

If I have questions concerning the meaning or application of the Company Code of Business Conduct and Ethics, any Company policies, or the legal and regulatory requirements applicable to my job, I know I can consult my manager or the Corporate Secretary, knowing that my questions or reports to these sources will be maintained in confidence.  I further understand that I have an obligation to report to the General Counsel or the Nominating and Corporate Governance Committee of the Board of Directors any suspected violations of the Code of Business Conduct and Ethics that I am aware of.

Name

Signature

Date

Exhibit 21.1

LIST OF SUBSIDIARIES OF CHEMOKINE THERAPEUTICS CORP.

Name	State of Incorporation	Name Under Which Subsidiary Does Business
Chemokine Therapeutics (BC) Corp.	British Columbia, Canada	Chemokine Therapeutics (BC) Corp.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the use in this Annual Report on Form 10-KSB, of our report dated March 4, 2005, relating to the consolidated financial statements of Chemokine Therapeutics Corp., and into the previously filed Registration Statement No. 333-117858 on Form SB-2.

/s/ M.D. Sassi Company

San Francisco, California

March 15, 2005

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, certify that:

1. I have reviewed this Annual Report on Form 10-KSB for the year ended December 31, 2004 of Chemokine Therapeutics Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8545 and 34-51293]

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 15, 2005

/s/  Hassan Salari

Hassan Salari

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Karp, certify that:

1. I have reviewed this Annual Report on Form 10-KSB for the year ended December 31, 2004 of Chemokine Therapeutics Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8545 and 34-51293]

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 15, 2005

/s/ David Karp

David Karp

Chief Financial Officer

Exhibit 32

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, President and Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Annual Report of the Company on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hassan Salari

Hassan Salari

President and Chief Executive Officer

March 15, 2005

I, David Karp, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Annual Report of the Company on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David Karp

David Karp

Chief Financial Officer

March 15, 2005