Form 10QSB
period 2005-03-31
CHEMOKINE THERAPEUTICS CORP
filed 2005-05-13
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

As of May 13, 2005, there were 31,779,206 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes ___ No __X_

CHEMOKINE THERAPEUTICS CORP.

MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB

INDEX

		Page
	Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	15
Item 3.	Control and Procedures	27
	Part II.
Item 1.	Legal Proceedings	27
Item 6.	Exhibits and Reports on Form 8-K	28
	Exhibits
31.1	Section 302 Certification of Chief Executive Officer	29
31.2	Section 302 Certification of Chief Financial Officer	30
32	Certification Pursuant to U.S.C. 18 Section 1350	31

PART I

ITEM 1.

FINANCIAL STATEMENTS

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Page

Interim Consolidated Balance Sheets	4

Interim Consolidated Statements of Operations	5

Interim Consolidated Statement of Stockholders' Equity	6 - 8

Interim Consolidated Statements of Cash Flow	9

Notes to the Interim Consolidated Financial Statements	10 - 14

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,464,947	$11,436,478
Investments	6,455,296	-
Amounts receivable	51,842	5,560
Prepaid expense and deposits	62,692	57,898
Due from affiliates	346,390	-
TOTAL CURRENT ASSETS	11,381,167	11,499,936
PROPERTY AND EQUIPMENT	89,103	19,625
LICENSE	29,763	31,687
	$11,500,033	$11,551,248
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$430,621	$613,167
Deferred revenue	275,000	275,000
Due to affiliates	-	26,322
TOTAL CURRENT LIABILITIES	705,621	914,489
COMMITMENTS (Note 6)
STOCKHOLDERS’ EQUITY
PREFERRED STOCK
Authorized – 6,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: March 31, 2005 – 2,000,000; December 31, 2004 – 2,000,000	2,000	2,000
COMMON STOCK
Authorized – 50,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: March 31, 2005 – 31,779,206; December 31, 2004 – 29,343,206	31,779	29,343
ADDITIONAL PAID-IN CAPITAL	23,464,700	21,620,796
(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(12,704,067)	(11,015,380)
	10,794,412	10,636,759
	$11,500,033	$11,551,248

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

			Cumulative from inception on July 15, 1998
	Three months ended,		to
	March 31,	March 31,	March
	2005	2004	31, 2005

REVENUE	$-	$-	$-

EXPENSES
Research and development	859,944	700,972	7,116,207
General and administrative	756,252	213,918	5,522,464
Amortization of license	1,923	2,408	20,839
Depreciation of property and equipment	3,533	2,356	129,590
Foreign exchange loss	122,061	33,724	9,627

	1,743,713	953,378	12,798,727

OTHER INCOME	55,026	4,427	94,660

NET (LOSS)	$(1,688,687)	$(948,951)	$(12,704,067)

NET (LOSS) PER COMMON SHARE
FOR THE PERIOD - BASIC AND DILUTED	$(0.05)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	30,949,606	10,411,841

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and March 31, 2005

(Expressed in U.S. dollars)

(Unaudited)

								(Deficit)
							Deferred	accumulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity
Inception, July 15, 1998	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash	1	-	-	-	70,650	-	-	-	70,650
Issuance of preferred stock for cash	-	-	6,000,000	6,000	(4,800)	-	-	-	1,200
Net (loss)	-	-	-	-	-	-	-	(6,212)	(6,212)
Balances at December 31, 1998	1	-	6,000,000	6,000	65,850	-	-	(6,212)	65,638
Issuance of common stock and subscriptions on private placement, net of offering costs of $ 58,794	263,535	264	-	-	342,332	461,205	-	-	803,801
Issuance of warrants for consulting services	-	-	-	-	1,400	-	-	-	1,400
Net (loss)	-	-	-	-	-	-	-	(408,237)	(408,237)
Balances at December 31, 1999	263,536	264	6,000,000	6,000	409,582	461,205	-	(414,449)	462,602
Issuance of common stock and subscriptions on private placement, net of offering costs of $ 214,300	783,228	783	-	-	1,116,790	(461,205)	-	-	656,368
Conversion of preferred stock	6,000,000	6,000	(6,000,000)	(6,000)	-	-	-	-	-
Issuance of options for consulting services	-	-	-	-	87,968	-	-	-	87,968
Deferred stock compensation	-	-	-	-	83,500	-	(83,500)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	32,920	-	32,920
Net (loss)	-	-	-	-	-	-	-	(1,020,963)	(1,020,963)
Balances at December 31, 2000	7,046,764	7,047	-	-	1,697,840	-	(50,580)	(1,435,412)	218,895
Issuance of stock for cash	-	-	150,000	150	187,350	-	-	-	187,500
Issuance of common shares net of offering costs of $ 64,585	1,280,496	1,280	-	-	1,362,532	-	-	-	1,363,812
Issuance of warrants for offering costs	-	-	-	-	17,850	-	-	-	17,850
Cancellation of stock options	-	-	-	-	(50,580)	-	50,580	-	-
Net (loss)	-	-	-	-	-	-	-	(1,743,962)	(1,743,962)
Balances at December 31, 2001	8,327,260	8,327	150,000	150	3,214,992	-	-	(3,179,374)	44,095

See next page

See accompanying notes to the consolidated financial statement

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and March 31, 2005

(Expressed in U.S. dollars)

(Unaudited)

								(Deficit)
							Deferred	accumulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity
Issuance of common shares net of offering costs of $ 194,474	1,492,970	$1,493	-	$-	$1,677,746	$-	$-	$-	$1,679,239
Issuance of warrants for consulting services	-	-	-	-	139,725	-	-	-	139,725
Issuance of warrants for offering costs	-	-	-	-	62,871	-	-	-	62,871
Capital distribution on sale of subsidiary to related party	-	-	-	-	42,064	-	-	-	42,064
Net (loss)	-	-	-	-	-	-	-	(2,234,061)	(2,234,061)
Balances at December 31, 2002	9,820,230	9,820	150,000	150	5,137,398	-	-	(5,413,435)	(266,067)
Issuance of common stock net of offering costs of $ 130,628	577,852	578	-	-	644,395	-	-	-	644,973
Issuance of preferred shares	-	-	2,000,000	2,000	2,698,000	-	-	-	2,700,000
Issuance of warrants for consulting services	-	-	-	-	21,835	-	-	-	21,835
Issuance of warrants for offering costs	-	-	-	-	22,454	-	-	-	22,454
Net (loss)	-	-	-	-	-	-	-	(2,506,705)	(2,506,705)
Balances at December 31, 2003	10,398,082	10,398	2,150,000	2,150	8,524,082	-	-	(7,920,140)	616,490
Issuance of common stock net of offering costs of $ 2,234,671	17,915,714	17,916	-	-	12,144,538	-	-	-	12,162,454
Issuance of common stock for agent’s fee	628,977	629	-	-	352,054	-	-	-	352,683
Issuance of common stock for settlement of debt	247,100	247	-	-	199,753	-	-	-	200,000
Issuance of common stock for finder’s fees	3,333	3	-	-	4,497	-	-	-	4,500
Conversion of preferred stock to common stock	150,000	150	(150,000)	(150)	-	-	-	-	-
Issuance of warrants for consulting services	-	-	-	-	241,882	-	-	-	241,882
Issuance of warrants for offering costs	-	-	-	-	98,509	-	-	-	98,509
Issuance of warrants for finder’s fees	-	-	-	-	3,900	-	-	-	3,900
Stock-based compensation	-	-	-	-	51,581	-	-	-	51,581
Net (loss)	-	-	-	-	-	-	-	(3,095,240)	(3,095,240)
Balances at December 31, 2004	29,343,206	$29,343	2,000,000	$2,000	$21,620,796	$-	$-	$(11,015,380)	$10,636,759

See next page

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and March 31, 2005

(Expressed in U.S. dollars)

(Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock, net of offering costs of $ 263,695	2,400,000	$2,400	-	$-	$1,672,625	$-	$-	$-	$1,670,025
Conversion of warrants to common shares	36,000	36	-	-	29,894	-	-	-	29,930
Issue of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Stock-based compensation	-	-	-	-	91,932	-	-	-	91,932
Net (loss)	-	-	-	-	-	-	-	(1,688,687)	(1,688,687)

Balances at March 31, 2005	31,779,206	31,779	2,000,000	2,000	23,464,700	-	-	(12,704,067)	10,794,412

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(Expressed in U.S. dollars)

(Unaudited)

			Cumulative from inception on July 15,
	Three months ended ,		1998 to March 31,
	March 31, March 31,		2005
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$ (1,688,687)	$(948,951)	$ (12,704,067)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	5,456	4,764	150,429
Common shares issued for consulting services	-	4,500	1,033,669
Warrants issued for consulting services	-	-	404,842
Options issued for consulting services	-	-	87,968
Stock-based compensation	91,932	-	176,433
Decrease (increase) in
Amounts receivable	(46,282)	-	(51,842)
Prepaid expense and deposit	(4,794)	6,803	(62,692)
Increase (decrease) in
Accounts payable and accrued liabilities	(182,546)	5,561	430,621
Management fees payable	-	40,000	-
Deferred revenue	-	-	275,000
	(1,824,921)	(887,323)	(10,259,639)
CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	1,968,651	216,844	24,102,431
Stock issued for settlement of debt	-	-	200,000
Offering costs	(214,242)	-	(2,548,927)
Net advances from director	-	(6,245)	-
Net advances to affiliates	(372,712)	402,360	(299,572)

	1,381,697	612,959	21,453,932
CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	-	-	(4,754)
Purchase of investments	(6,455,296)	-	(6,455,296)
Payment under license agreement	-	-	(50,603)
Purchase of property and equipment	(73,011)	(1,024)	(218,693)

	(6,528,307)	(1,024)	(6,729,346)
INCREASE (DECREASE) IN CASH DURING THE PERIOD	(6,971,531)	(275,388)	4,464,947
CASH AND CASH EQUIVALENTS, beginning of period	11,436,478	1,153,044	-
CASH AND CASH EQUIVALENTS, end of period	4,464,947	$877,656	4,464,947

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Expressed in U.S. dollars)

(Unaudited)

1.

DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999 the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of March 31, 2005 the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  At March 31, 2005, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to March 31, 2005 of $ 12,704,067.

On December 30, 2004 the Company announced its Initial Public Offering (“IPO”) and its common shares were posted for trading on the Toronto Stock Exchange under the trading symbol “CTI-T”.  Under its IPO the Company sold 18,400,000 common shares, including common shares sold under an over allotment option, for gross cash proceeds of $ 15,254,518 (Cdn$ 18,400,000).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes dated December 31, 2004 included in the Company’s Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.  Significant accounting policies utilized in the preparation of the financial statements are summarized below:

Basis of consolidation

The consolidated financial statements, include the accounts of the Company, its former wholly-owned Canadian subsidiary, Chemokine Therapeutics Inc., through to June 9, 2002, the date of disposal of the subsidiary and its wholly-owed Canadian subsidiary Chemokine Therapeutics (B.C.) Corp.

Revenue recognition

Revenue is not recognized until the product or service has been delivered or otherwise earned, all contractual obligations have been satisfied and collection of amounts due to the Company is reasonably assured.  Amounts received by the Company prior to the recognition of associated revenue is reflected on the balance sheet as deferred revenue.

3.	CAPITAL STOCK

Common stock

During the period from inception to March 31, 2005 the Company issued 31,779,206 common shares for total consideration of $ 22,636,100 before cash offering costs of $ 2,548,927.

During the period ended March 31, 2005 the Company issued an aggregate 2,436,000 shares of common stock at $ 0.81 to $ 0.83 per share, for cash consideration of $ 1,968,651 before offering costs of $ 214,242

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3. CAPITAL STOCK – continued

Warrants

During the period ended March 31, 2005, a stock purchase warrant was exercised for 36,000 common shares at $ 0.83 per share.

The following table summarizes information regarding stock purchase warrants outstanding at March 31, 2005:

	Number
	outstanding
Exercise	And	Expiry
price	exercisable	Dates

$0.83	4,358,509	May 2006 to December 2007
1.25	1,381,000	May 2006 to November 2007
1.35	199,100	July 2005 to July 2007
1.50	223,000	October 2005 to November 2007
2.25	13,300	November 2005

	6,174,909

Common stock reserved for future issuances

Common stock reserved for future issuances as of March 31, 2005 is as follows:

Outstanding stock options	2,923,000
Stock options available for grant	1,627,416
Preferred stock	2,000,000
Outstanding stock purchase warrants	6,174,909

12,725,325

.

4.  STOCK-BASED COMPENSATION

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

Chemokine Therapeutics Corp.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	STOCK-BASED COMPENSATION - continued

The following table summarizes information about stock options outstanding at March 31, 2005:

Weighted	Number	Number	Expiry
Exercise pric	Outstanding	exercisable	dates

$0.93	2,923,000	1,191,560	May 2005 to
			February 2010

The fair value of stock options used to compute the pro forma net loss is the estimated fair value at grant date using the Black-Scholes option pricing model with the following assumptions:

	2005	2004
Expected volatility	58%	72%
Risk-free interest rate	3.60%	3.06% to
		4.07%
Expected lives in years	5 years	5 years
Expected dividends	Zero	Zero

The Company has elected to continue to account for its employee stock compensation plans as prescribed under Accounting Pronouncement Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees".  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in Financial Accounting Standards Board’s SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net (loss) and (loss) per share for the periods ended March 31, 2005 and 2004 would have been the pro forma amounts indicated below:

	Three months ended March 31
	2005	2004
Net (loss), as reported	$(1,688,687)	$(948,951)
Stock-based compensation intrinsic value basis	91,932	-
Stock-based compensation fair value basis	(37,818)	(38,224)

Pro forma net (loss)	$(1,634,573)	$(987,175)

Net (loss) per common share, pro forma	$(0.05)	$(0.09)

The fair value of stock options, calculated using the Black-Scholes option pricing model, awarded in 2005 ranged from $ 0.44 to $ 0.49 per option, and in 2004 was $ 0.14 per option.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	RELATED PARTY TRANSACTIONS

During the period ended March 31, 2005 the Company paid $ 694,813, (2004 - $ 506,653) to Globe Laboratories Inc., a corporation controlled by a director, for research expenses.

During the period ended March 31, 2005 the Company paid board compensation to its non-management directors totaling $ 50,000 (2004 - $ Nil), which are included in general and administrative expense.  During the period ended March 31, 2004 the Company paid consulting fees to various of its non-management directors totaling $85,000, which are included in general and administrative expense.

During the period ended March 31, 2005 the Company paid rent of $ 5,195 (2004 - $ 4,554) to a corporation with a director in common.

6.	COMMITMENTS

Contractual agreements

The Company has entered into various research and development agreements with third parties to perform research and development services on its behalf.  The Company is committed to pay $ 645,711, in respect of contracts in place at March 31, 2005.

Lease agreements

The Company leases office premises under operating leases which expire at various dates ending July 31, 2008.  Included in these commitments is one base agreement entered into with a corporation under common control, see Note 5.  The Company is obligated to make the following minimum lease payments under its operating leases in each of the fiscal years ending December 31:

2005	$88,400
2006	105,600
2007	96,000
2008	40,900

$330,900

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

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between GAAP and Canadian GAAP are as follows:

Consolidated statement of operations

	Three months ended		Inception to
	March 31,		March 31,
	2005	2004	2005

Net loss under GAAP	$(1,688,687)	$(948,951)	$(12,704,067)
Stock-based compensation intrinsic value basis (i)	91,932	-	176,433
Stock-based compensation fair value basis (i)	(37,818)	(38,224)	(389,112)

Net loss under Canadian GAAP	$(1,634,573)	$(987,175)	$(12,916,746)

Loss per share under Canadian GAAP	$(0.05)	$(0.09)	$(0.42)

(i)	Stock-based compensation

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-QSB.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Limited Operating History

Since inception we have been in the development stage.  We have generated no revenue from sales of drug products.  From inception to March 31, 2005 our accumulated deficit was approximately US$12.7 million.  We expect to continue to incur operating losses in the near term as we fund clinical trials and until such time as product sales and/or royalty payments generate sufficient revenues to fund continuing operations.

We raised a total of CDN$18,400,000 in an initial public offering, including the exercise of the over-allotment or “green shoe” option in December 2004 and January 2005.  We expect the net proceeds from this offering will fund our operations to the end of 2006.  If we need additional funds to continue to advance the development of our drug candidates and such funds are not available in a timely matter or at a reasonable cost, we will either have to suspend operations until funds become available, or cease operations entirely.

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

•

Preparation for and commencement of Phase II clinical trials for CTCE-9908, our anti-metastasis drug candidate.

•

Continue Phase I clinical trials for CTCE-0214, our hematological support drug candidate.

•

Continue pre-clinical studies for CTCE-0324, CTCE-0189, and CTCE-0422.

Clinical development timelines, likelihood of success and total costs vary widely. Although we are currently focused primarily on advancing our five drug candidates, we anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of its market potential.

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

Strategic Relationship and Partnering Strategy

We have a strategic relationship with Pharmaceutical Product Development, Inc. (“PPDI”).  PPDI acquired 2,000,000 series “A” preferred shares through an investment of US$2,700,000.  PPDI holds approximately 5.9% of our voting securities.  PPDI also holds share purchase warrants entitling them to purchase an additional 500,000 common shares at an exercise price equal to CDN$1.00 per share expiring on December 29, 2007.  As part of the strategic relationship, PPDI has obtained an option, exercisable for up to 90 days, to license CTCE-0214 following completion of the Phase I clinical trials.  If PPDI exercises its licensing option to license CTCE-0214 after Phase I clinical results, PPDI will assume all costs of further development of this drug candidate.

We have a research collaboration with Procter & Gamble Pharmaceuticals, Inc. (P&GP), a subsidiary of The Procter & Gamble Company, to develop chemokine-based drugs for the treatment of cardiovascular disease.  Under the terms of the agreement, we have provided P&GP with an exclusive research opportunity to evaluate certain of our preclinical compounds for their development potential. P&GP will assume the initial responsibility for the research and development work. We will be responsible for manufacturing the compounds for the program. In consideration, we have received $275,000. After the initial research and development work by P&GP, if P&GP exercises an option to license and develop a compound for commercialization, we have the potential to receive pre-defined milestone and royalty payments. However, this collaboration is at a very early stage and depends on the results achieved by P&GP.

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

Capital Expenditures

We intend to acquire laboratory equipment and improve our existing laboratory and office facilities over the next two years at an estimated cost of $250,000.

Foreign Exchange

Our functional currency, being the currency of the principal economic environment in which we operate, is the U.S. dollar.  Our consolidated financial statements are presented in U.S. dollars using the temporal rate method. Under the temporal method, non-monetary items are translated at historical exchange rates, while monetary and non-monetary items, which are carried at their fair value, are translated at a rate of exchange at the balance sheet date. Revenues and expenses are also translated at the weighted average rates of exchange for the respective periods. Amortization of assets translated at historical exchange rates are translated at the same exchange rates as the assets which they relate to.  The resulting exchange gain or loss in foreign currency should be included on the income statement in the foreign exchange gain or loss account.

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenues.  We had no revenues in the three months ended March 31, 2005 and 2004.

Research and development.  Research and development expenses were $859,944 during the three months ended March 31, 2005, an increase of $158,972 from the $700,972 comparative amount recorded in the three months ended March 31, 2004.  Research and development expenses in the quarter were primarily attributable to a Phase I clinical trial of CTCE-0214, research staff salaries, and manufacturing of compound for clinical trials.  Direct costs for CTCE-0214 were approximately $628,500 for the three months ended March 31, 2005 and included the costs of conducting the initial Phase I clinical trial in Washington State.  During the quarter we completed a single dose Phase I clinical trial for CTCE-0214 and we expect to announce results of the trial during the second quarter.  We anticipate preparation for, and commence of, additional Phase I clinical trials for CTCE-0214 throughout 2005.

Direct costs for CTCE-9908 were approximately $123,000 for the twelve months ended March 31, 2005 and included preparatory work for Phase II clinical trials.  We anticipate entering a Phase II clinical trial for CTCE-9908 by the end of 2005.

We expect that research and development expenses will increase in the future as we fund clinical trials of CTCE-0214 and CTCE-9908. Completion dates and completion costs to bring a drug to market vary significantly for each drug candidate given the nature of the clinical trials and the fact that more clinical trials may need to be conducted to advance a drug candidate based upon the results of each phase. In addition, we anticipate partnering with larger pharmaceutical companies to conduct and finance later stage clinical trials and therefore the timing of completion of the approval of a drug will likely not be within our control. Based on these factors we cannot reasonably estimate the completion dates and completion costs required to gain regulatory approval of our compounds for sale. Drug candidates are required to successfully complete Phase III clinical trials before gaining regulatory approval for sale, which for our drug candidates is not expected to occur for several years.

General and administrative.  General and administrative expenses increased to $756,252 in the three months ended March 31, 2005 from $213,918 in the comparative period in 2004.  The quarter over quarter increase reflects higher professional fees for accounting and legal services and additional salary costs for employees we hired to assist us with the compliance as a publicly reporting company under Canadian and U.S. securities laws.  General and administrative expenses included non-cash stock based compensation costs of $91,932 relating to stock options granted to employees and consultants.  Other general and administrative expenses included consulting, marketing and promotion expenses incurred for investor relations and business development.

Other income.  We realized other income of $55,026 for the three months ended March 31, 2005 compared with $4,427 for the three months ended March 31, 2004.  Other income consisted primarily of interest earned on cash balances.  Cash balances increased quarter over quarter, with the proceeds of our  initial public offering.

Net loss.  We incurred a net loss of $1,688,687 ($0.05 per share) compared to $948,951 ($0.09 per share) during the three months ended March 31, 2005 and 2004, respectively. The increase in our net loss resulted principally from the increase in research and development expenditures as well as general and administrative expenses as described above.

Liquidity and Capital Resources

Since inception substantially all of our operations have been financed through the private placement of equity securities. Through March 31, 2005 we received net proceeds of approximately $21.8 million from the issuance of shares of preferred and common stock.  As of March 31, 2005 we had funds available of $10,920,243.  We invest our surplus cash in redeemable, government treasuries and other investment grade commercial paper with maturities of under two years.

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

For the quarter ended March 31, 2005, we used net cash of $1,824,921 in operating activities primarily consisting of the net loss for the period of $1,688,687.  Accounts payable decreased during the quarter which consumed cash of $182,546.  Net cash provided by financing activities during the quarter ended March 31, 2005 was $1,381,697 comprised of gross proceeds of $1,968,651 from primarily the exercise of the greenshoe option of our initial public offering, offset by $214,242 in offering costs.  Other financing activities included the net advance of funds of $372,712 to Globe Laboratories, Inc., to fund the research and development activities performed on our behalf.  During the quarter, we invested $73,011 primarily in leasehold improvements, furniture and equipment.

We anticipate that our current cash and cash equivalents and investments will be sufficient to fund our operations until the end of 2006.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

We expect to continue to incur substantial operating losses. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the rate of progress and cost of our planned or future clinical trials and other development activities;

•

the scope, prioritization and number of clinical development and research programs we pursue;

•

the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•

the costs and timing of regulatory approval;

•

the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

•

the costs of expanding our facilities to support our operations;

•

the effect of competing technological and market developments; and

•

the terms and timing of any collaborative, licensing and other arrangements that we may establish.

We intend to seek additional funding through sublicensing arrangements or through public or private financings, but our business and your investment are at risk that we will be unable to obtain additional financing on acceptable terms or at all.

Long Term Obligations

We lease our laboratory and office facilities, under operating leases which expire at various dates ending July 31, 2008.  As at March 31, 2005 we are obligated to make minimum lease payments totaling $330,900 in each of the fiscal years ending December 31, 2008.

2005	$88,400
2006	105,600
2007	96,000
2008	40,900
$330,900

We have entered into various research and development agreements with third parties to perform research and development services on its behalf.  We are committed to pay $645,711 in respect of contracts in place at March 31, 2005.

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

We are engaged in a rapidly changing field characterized by rapid technological change, new and improved product introductions, changes in regulatory requirements and evolving industry standards.  Other products and therapies that will compete directly with the products that we are seeking to develop currently exist or are being developed.  We expect competition from fully integrated pharmaceutical companies and more established biotechnology companies to be intense and to increase.  These companies have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we do.  Many of our competitors have significant products that have been approved or are in development and operate large, well-funded discovery and development programs.  Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for therapeutic products and clinical development and marketing. We have none of these resources.  In addition, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, pricing and barriers from patent positions of larger companies. We do not have any experience in these areas at this time and therefore we are at a competitive disadvantage.

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

The degree of market acceptance will depend on a number of factors, including:

•

demonstration of the clinical efficacy and safety of the products;

•

cost-effectiveness;

•

potential advantage over alternative treatment methods;

•

the effectiveness of marketing and distribution support for the products; and

•

reimbursement policies of government and third party payers.

•

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

Our clinical studies include trials on humans.  These studies create a risk of liability for serious side effects to participants resulting from an adverse reaction to the products being tested or resulting from negligence or misconduct and the associated adverse publicity.  We manage our liability risks by trying to follow proper protocols and through product liability insurance. We currently purchase liability insurance for clinical trials at the time we begin such trials. At the present moment, we have liability coverage limits of $3,000,000.  Such insurance is expensive and difficult to obtain. In the future, insurance coverage might not be available to us on acceptable terms, if at all.  If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims we might not be able to commercialize our products.  If we face a future product liability claim or a product withdrawal, we will suffer a material adverse effect on our financial condition.

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

We were founded in 1998 and are at an early stage of development.  Our operations to date have consisted 7primarily of developing and testing our products.  Our products will require significant additional clinical testing and investment prior to commercialization.  A commitment of substantial resources by us and/or future collaborative partners to conduct time-consuming research and clinical trials will be required if we are to complete the development of our portfolio of products.  None of our products has yet met applicable regulatory standards, has received regulatory approvals, has been produced in commercial quantities at reasonable costs or has been successfully marketed. We do not know if we will be able to complete these tasks. Even if one or more of our products should be approved by the regulatory authorities, the approval may not be for the treatment of a disease whose market is large enough to recoup our investment in that product.  We do not expect any of our products to be commercially available for several years. Accordingly, we do not know if and when we will generate revenues from our products. Because of these uncertainties, we might never generate enough revenue to allow you to recoup and profit from your investment.

Since we have a history of operating losses and expect expenses and losses to increase in the near term, we do not know if we will ever become profitable or that our investors will ever recoup or profit from their investment in our shares.

To date, we have not recorded any revenues from the sale of products.  From the date of incorporation to March 31, 2005, our accumulated losses are approximately $12.7 million.  Since inception we have earned no revenues from the sale of any of our product candidates.  We expect expenses and losses to increase in the near term as we fund research and development and general and administrative expenses.  We expect to continue to incur substantial operating losses unless and until product sales and royalty payments generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

Since our success is dependent on the commencement and completion of clinical trials, regulatory approval and introduction of our products into the market, and since we have completed none of the tasks at this time, we do not know if we will be able to complete them.

The actual timing of these events can vary dramatically due to factors such as delays or failures in our clinical trials, the uncertainties inherent in the regulatory approval process, and the inability to establish on favorable terms the collaborative partnerships that we plan to use for the completion of Phase III clinical trials and the marketing and manufacturing of our product candidates.  We might not be able to complete the clinical trials involving CTCE-9908, CTCE-0214 or any other product candidates, to make the necessary regulatory submissions, or to gain regulatory approvals necessary for marketing our products. Our failure to achieve these objectives will mean that investors will not be able to recoup their investment or to receive a profit on their investment.

We will continue to require substantial additional funds for further research and development, planned clinical trials and regulatory approvals.  We might not be able to obtain additional funding on acceptable terms if at all. Without additional funding, we will fail.

Since inception to March 31, 2005, we have raised approximately $21.8 million, net of offering costs, from the sale of equity securities, including proceeds from our recently completed initial public offering in December 2004.  Although we believe our current resources and the funds raised through our initial public offering will provide funds for our operations until the end of 2006, we will require substantial additional funds for further research and development, planned clinical trials and regulatory approvals.  Our planned cash requirements may vary materially in response to a number of factors, including research and development on our products, clinical trial results, changes in any aspect of the regulatory process, and delays in obtaining regulatory approvals. We may seek further funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources.  Further equity financings may substantially dilute your shares. If we cannot obtain the required additional funding, then investors will not be able to recoup their investment or to profit from their investment.

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

The steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information and technologies.  We have filed and are actively pursuing applications for U.S., Canadian and foreign patents.  The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions.  We are uncertain whether:

•

any of our patent applications will result in the issuance of patents;

•

we will develop additional proprietary products that are patentable;

•

any patents issued to us or those that already have been issued will provide us with any competitive advantages;

•

we will be challenged by third parties on the validity of our patents;

•

the patents of others will impede our ability to do business;

•

third parties will be able to circumvent our patents;

•

third parties will independently develop similar products that will not infringe our products;

•

third parties will duplicate any of our products not covered by a patent; or

•

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

Dr. Hassan Salari is, indirectly, the controlling shareholder, Chairman, President and Chief Executive Officer.  Dr. Salari’s family currently is the beneficial owner of 6,247,101 common shares held by Pacific Medical Corp., which represents approximately 18.5% of our voting common shares and voting series A preferred shares as of March 31, 2005.  Consequently, Dr. Salari has significant influence over our business and affairs, the election of our directors and over determining the outcome of most corporate actions requiring shareholder approval, including any merger, acquisition, consolidation or sale of all or substantially all of our assets. If he makes inappropriate decisions, our shareholders will suffer a decline in the value of their shares.

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

Our common shares are listed on the Toronto Stock Exchange and not on any U.S. exchange. There is no U.S. trading market.

Our common stock is listed on the Toronto Stock Exchange (TSX) and not on any exchange in the United States. Accordingly, investors in the United States may find it more difficult to buy and sell shares than if our common shares were traded in the United States. Furthermore, we do not currently meet the listing standards for the NASDAQ stock exchange, the New York Stock Exchange and the American Stock Exchange and do not know when or if we will ever meet such listing standards. Accordingly our common shares might have less liquidity than if our common shares were listed on such exchanges. Although we are listed in Mergents Manuals and our shares qualify for secondary trading in numerous states in the United States, no trading market has yet developed. Although we have filed applications in several additional states, such as New York and California, to allow secondary trading of our shares, the applications have not yet been approved. These applications might never be approved. Unless our applications in these and other states are approved, it is unlikely that a robust trading market in our shares will develop in the United States.

Penny stock regulations of the SEC may impose certain restrictions on marketability of our shares. Accordingly, investors might not be able to sell their shares as easily or for the price that would be available to them if these restrictions did not apply.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, additional sales practice requirements apply to United States broker-dealers who sell our securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  These rules require, among other things, that a broker engaging in a transaction in our securities provide its customers with:

•

a standardized risk disclosure document;

•

current quotations or similar price information;

•

disclosure of the amount of compensation or other remuneration received by the broker and its sales persons as a result of the penny stock transactions; and

•

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

On May 6, 2004, we completed a Regulation S offering of 1,697,715 units, with each unit consisting of one common share and one share purchase warrant.  In addition we issued to Canaccord Capital Corporation (“Canaccord”) 528,977 common shares and 664,794 warrants to purchase common shares as compensation in the Regulation S offering.  Each warrant entitles the holder thereof to purchase an additional common share at a price of CDN$1.00 until May 6, 2006.

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

Pharmaceutical Product Development, Inc. holds 2,000,000 series A preferred shares that are superior to shares of common stock. These preferred shares may be converted at any time into common shares, thus diluting the common shares.

Each series A preferred share is convertible into one common share.  Accordingly, our common shares are subject to the preferences of 2,000,000 of the series A preferred shares.  The series A preferred shares are entitled to equal dividends with our common shares.  The series A preferred shares have a liquidation preference of $1.35 per series A preferred share.  Accordingly, if we are liquidated, the holders of common shares will be at risk that their return in any liquidation will be diluted by the preferred distributions to the series A preferred shareholders. Further, if the preferred shares are converted into common shares, the common shareholders will be subject to dilution.

Our stock price is likely to be volatile and could drop unexpectedly. As a result, we might be subject to lawsuits.

Our common shares have been publicly traded only since December 2004. We only have 31,779,206 common shares outstanding, and our common stock is thinly traded. For example, in the five business days prior to May 4, 2005, the average daily trading volume of our common stock was 62,540. The market price of our common stock could become subject to significant fluctuations. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

Special note regarding forward-looking statements

This quarterly report contains forward-looking statements that reflect our current views with respect to future events and financial performance. In some cases, you can identify forward-looking statements by words like “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project”, “plan”, “may”, “should”, “potential” and “continue”.

•

These forward-looking statements include, among other things, statements relating to:

•

our anticipated business strategies;

•

our pending and anticipated clinical trials;

•

our intention to introduce new product candidates;

•

our relationships with third parties, including manufacturers, clinical research organizations, collaborative partners, contract sales organizations and suppliers;

•

anticipated trends in our business;

•

sufficiency of resources to fund operating and capital requirements;

•

operating cash burn rates;

•

future capital expenditures; and

•

our ability to conduct clinical trials and obtain regulatory approval.

The forward-looking statements included in this quarterly report are subject to risks, uncertainties and assumptions about us.  Our actual results of operations may differ materially from the forward-looking statements as a result of, among other things, the success or failure of our clinical trials, the speed at which our clinical trials progress, the success of our competitors in developing products equal or superior to ours and the timing of their development of such products, the success of our collaborative relationships and the other reasons described under "Risk Factors".  Except for our ongoing obligations to disclose material information under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur.

ITEM 3.

CONTROL AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the “Evaluation Date”). We conducted our evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based upon such evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II

ITEM 1.

LEGAL PROCEEDINGS

We are not party to any pending litigation and, to the best of our knowledge, no litigation against us is contemplated or threatened.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

	EXHIBIT INDEX
Exhibit		Page Number/
Number	Description	Filing Method

10.21	Amendment to License Agreement between the University of British Columbia and Chemokine Therapeutics Corporation dated September 22, 1999.	(1)
31.1	Section 302 Certification of Chief Executive Officer	29
31.2	Section 302 Certification of Chief Financial Officer	30
32	Certification Pursuant to U.S.C. 18 Section 1350	31

(1) Previously filed on Form 8-K on April 26, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOKINE THERAPEUTICS CORP.

Dated:  May 13, 2005

/s/ David Karp

David Karp, Director of Finance, Chief Financial Officer and Corporate Secretary

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 of Chemokine Therapeutics Corp.;

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

Date: May 13, 2005

/s/  Hassan Salari

Hassan Salari

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Karp, certify that:

1. I have reviewed this Quarterly Report on Form 10-KSB for the quarter ended March 31, 2005 of Chemokine Therapeutics Corp.;

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

Date: May 13, 2005

/s/ David Karp

David Karp

Chief Financial Officer

Exhibit 32

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, President and Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hassan Salari

Hassan Salari

President and Chief Executive Officer

May 13, 2005

I, David Karp, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David Karp

David Karp

Chief Financial Officer

May 13, 2005