Form 10QSB
period 2005-09-30
CHEMOKINE THERAPEUTICS CORP
filed 2005-11-14
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

As of November 11, 2005, there were 31,851,206 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes ___ No __X_

CHEMOKINE THERAPEUTICS CORP.

SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

INDEX

		Page
	Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	15
Item 3.	Control and Procedures	28
	Part II
Item 1.	Legal Proceedings	28
Item 6.	Exhibits and Reports on Form 8-K	28
	Exhibits
31.1	Section 302 Certification of Chief Executive Officer	30
31.2	Section 302 Certification of Chief Financial Officer	31
32	Certification Pursuant to U.S.C. 18 Section 1350	31

PART I

ITEM 1.

FINANCIAL STATEMENTS

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Page

Interim Consolidated Balance Sheets	4

Interim Consolidated Statements of Operations	5

Interim Consolidated Statement of Stockholders' Equity	6 - 8

Interim Consolidated Statements of Cash Flow	9

Notes to the Interim Consolidated Financial Statements	10 – 14

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,348,181	$11,436,478
Investments	2,891,739	-
Amounts receivable	40,417	5,560
Prepaid expense and deposits	89,194	57,898

TOTAL CURRENT ASSETS	8,369,531	11,499,936

PROPERTY AND EQUIPMENT	355,076	19,625

LICENSE	25,916	31,687

	$8,750,523	$11,551,248

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$102,433	$613,167
Deferred revenue	–	275,000
Due to affiliates	23,861	26,322
Current portion of capital lease obligation due within one year	10,538	–

TOTAL CURRENT LIABILITIES	136,832	914,489

CAPITAL LEASE OBLIGATION (Note 3)	24,146	–

	160,978	914,489

COMMITMENTS (Note 7)

STOCKHOLDERS’ EQUITY

PREFERRED STOCK
Authorized – 6,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: September 30, 2005 – 2,000,000; December 31, 2004 – 2,000,000	2,000	2,000

COMMON STOCK
Authorized – 100,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: September 30, 2005 – 31,851,206; December 31, 2004 – 29,343,206	31,851	29,343

ADDITIONAL PAID-IN CAPITAL	23,712,930	21,620,796

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(15,157,236)	(11,015,380)

	8,589,545	10,636,759

	$8,750,523	$11,551,248

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

					Cumulative
					From
					inception on
	Three months ended		Nine months ended		July 15, 1998 to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
REVENUE	$–	$–	$275,000	$–	$275,000
EXPENSES
Research and development	1,051,986	229,756	2,526,187	1,314,174	8,782,450
General and administrative	598,743	236,461	1,884,613	667,335	6,566,324
Stock-based compensation	321,650	–	323,815	–	408,316
Amortization of license	1,924	1,923	5,771	6,739	24,687
Depreciation of property and equipment	16,452	2,582	27,860	7,395	153,917
Foreign exchange loss (gain)	(276,513)	(22,536)	(135,251)	(8,963)	(247,685)

	1,714,242	448,186	4,632,995	1,986,680	15,688,009

OTHER INCOME	95,721	2,001	216,139	10,504	255,773

NET (LOSS)	$(1,618,521)	$(446,185)	$(4,141,856)	$(1,976,176)	$(15,157,236)

NET (LOSS) PER COMMON SHARE
FOR THE PERIOD - BASIC AND DILUTED	$(0.05)	$(0.03)	$(0.13)	$(0.17)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	31,804,858	12,819,106	31,517,873	11,438,546

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and September 30, 2005

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

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and September 30, 2005

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and September 30, 2005

(Expressed in U.S. dollars)

(Unaudited)

								(Deficit)
							Deferred	accumulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	Tions	sation	ment stage	equity

Issuance of common stock, net of offering costs of $ 278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$-	$-	$1,660,697
Conversion of warrants to common shares	56,000	56	-	-	45,733	-	-	-	45,789
Issuance of common stock	52,000	52	-	-	(52)	-	-	-	-
Issue of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Issue of warrants for consulting services	–	–	–	–	14,888	–	–	–	14,888
Stock-based compensation	-	-	-	-	323,815	-	-	-	323,815
Net (loss)	-	-	-	-	-	-	-	(4,141,856)	(4,141,856)

Balances at September 30, 2005	31,851,206	$31,851	2,000,000	$2,000	$23,712,930	$-	$-	$(15,157,236)	$8,589,545

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(Expressed in U.S. dollars)

(Unaudited)

					Cumulative
					from
					inception on
					July 15, 1998
	Three months ended		Nine months ended		to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(1,618,521)	$(446,185)	$(4,141,856)	$(1,976,176)	$(15,157,236)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	18,376	4,505	33,631	14,134	178,604
Common shares issued for consulting services	–	8,815	–	12,195	1,033,669
Warrants issued for consulting services	–	–	–	–	404,842
Warrants issued for agents’ fees	-	–	-	3,900	-
Options issued for consulting services	–	–	–	–	87,968
Stock-based compensation	321,650	–	323,815	–	408,316
Decrease (increase) in
Amounts receivable	12,973	(554)	(34,857)	(18,965)	(40,417)
Prepaid expense and deposit	(38,172)	(107)	(31,296)	11,588	(89,194)
Increase (decrease) in
Accounts payable and accrued liabilities	(96,711)	(151,262)	(510,734)	(115,722)	102,433
Management fees payable	–	–	–	40,000	–
Deferred revenue	–	275,000	(275,000)	275,000	–

	(1,400,405)	(309,788)	(4,636,297)	(1,754,046)	(13,071,015)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	–	–	1,984,509	1,116,022	24,118,290
Stock issued for settlement of debt	–	–	–	–	200,000
Offering costs	–	–	(213,682)	(90,665)	(2,548,368)
Net advances from director	–	–	–	304	–
Net advances from (repayment to) affiliates	308,181	(54,737)	(2,461)	193,862	70,679
Deferred financing charges	–	(16,433)	–	(189,926)	–
Capital lease payment	(1,119)	–	(1,119)	–	(1,119)

	307,062	(71,170)	1,767,247	1,029,597	21,839,482

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	–	–	–	–	(4,754)
Net redemption (purchase) of investments	787,191	–	(2,891,739)	–	(2,891,739)
Payment under license agreement	–	–	–	(38,470)	(50,603)
Purchase of property and equipment	(46,676)	(3,554)	(327,508)	(7,347)	(473,190)

	740,515	(3,554)	(3,219,967)	(45,817)	(3,421,006)

INCREASE (DECREASE) IN CASH DURING THE PERIOD	(352,828)	(384,512)	(6,088,297)	(770,266)	5,348,181

CASH AND CASH EQUIVALENTS, beginning of period	5,701,009	767,290	11,436,478	1,153,044	–

CASH AND CASH EQUIVALENTS, end of period	$5,348,181	$382,778	$5,348,181	$382,778	$5,348,181

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Expressed in U.S. dollars)

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999 the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of September 30, 2005 the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  At September 30, 2005, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to September 30, 2005 of $ 15,157,236.

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

Basis of consolidation

The consolidated financial statements, include the accounts of the Company, its former wholly-owned Canadian subsidiary, Chemokine Therapeutics Inc., through to June 9, 2002, the date of disposal of the subsidiary and its wholly-owned Canadian subsidiary Chemokine Therapeutics (B.C.) Corp.

Revenue recognition

Revenue is not recognized until the product or service has been delivered or otherwise earned, all contractual obligations have been satisfied and collection of amounts due to the Company is reasonably assured.  Amounts received by the Company prior to the recognition of associated revenue is reflected on the balance sheet as deferred revenue.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3.	CAPITAL LEASE OBLIGATION

The Company entered into a capital lease agreement with a third party during the current quarter to lease equipment.

The Company estimates future minimum lease payments under the terms of the lease are as follows:

	Year ending December 31,
	2005	$3,354
	2006	13,417
	2007	13,417
	2008	8,945
	Total minimum lease payments	39,133
	Amount representing interest at 6.5%	(4,449)
	Balance of the obligation	34,684
	Less: Current portion due within one year	(10,538)
		$24,146
4.	CAPITAL STOCK

Common stock

During the period from inception to September 30, 2005 the Company issued 31,851,206 common shares for total consideration of $ 22,651,959 before cash offering costs of $ 2,548,367.

During the nine month period ended September 30, 2005 the Company issued an aggregate 2,508,000 shares of common stock at $ 0.79 to $ 0.83 per share, for cash consideration of $ 1,984,509 before offering costs of $ 213,682.

Warrants

During the nine month period ended September 30, 2005, stock purchase warrants were exercised for 56,000 common shares at $ 0.79 to $ 0.83 per share.

The following table summarizes information regarding stock purchase warrants outstanding at September 30, 2005:

	Number
	outstanding
Exercise	and	Expiry
price	exercisable	dates
0.80	50,000	June 2007
0.86	4,338,509	May 2006 to December 2007
1.25	1,381,000	May 2006 to November 2007
1.35	169,100	July 2007 to November 2007
1.50	223,000	October 2005 to November 2007
2.25	13,300	November 2005
	6,174,909

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	CAPITAL STOCK – continued

Common stock reserved for future issuances

Common stock reserved for future issuances as of September 30, 2005 is as follows:

	Outstanding stock options	2,627,500
	Stock options available for grant	1,922,916
	Preferred stock	2,000,000
	Outstanding stock purchase warrants	6,174,909
		12,725,325

5.	STOCK-BASED COMPENSATION

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

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors is 4,550,416.

The following table summarizes information about stock options outstanding at September 30, 2005:

Weighted
exercise	Number	Number	Expiry
price	outstanding	exercisable	dates

$0.93	2,627,500	1,622,640	December
			2005 to
			June 2010

The fair value of stock options used to compute the pro forma net loss is the estimated fair value at grant date using the Black-Scholes option pricing model with the following assumptions:

	2005	2004
Expected volatility	58%	72%
Risk-free interest rate	2.81% to	3.06% to
	3.60%	4.07%
Expected lives in years	5 years	5 years
Expected dividends	Zero	Zero

The Company has elected to continued to account for its employee stock compensation plans as prescribed under Accounting Pronouncement Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees”.  Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net (loss) and (loss) per share for the periods ended September 30, 2005 and 2004 would have been the pro forma amounts indicated below:

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	STOCK-BASED COMPENSATION – continued

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss), as reported	$(1,618,521)	$(446,185)	$(4,141,856)	$(1,976,176)
Stock-based compensation intrinsic value basis	321,650	–	323,815	–
Stock-based compensation fair value basis	(39,096)	(2,363)	(132,415)	(53,256)
Pro forma net (loss)	$(1,335,967)	$(448,548)	$(3,950,456)	$(2,029,432)
Net (loss) per common share, pro forma	$(0.04)	$(0.03)	$(0.13)	$(0.18)

The fair value of stock options, calculated using the Black-Scholes option pricing model, awarded in 2005 ranged from $ 0.41 to $ 0.49 per option, and in 2004 was $ 0.14 per option.

6.	RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2005 the Company paid $ 2,166,664 (2004 - $ 693,616) to Globe Laboratories Inc., a corporation controlled by a director, for research expenses.

During the nine month period ended September 30, 2005 the Company paid board compensation to its non-management directors totaling $ 60,500 (2004 - $ 94,303), which are included in general and administrative expense.

During the nine month period ended September 30, 2005 the Company paid rent of $ 17,112 (2004 - $ 8,968) to a corporation with a director in common.

7.	COMMITMENTS

Contractual agreements

The Company has entered into various research and development agreements with third parties to perform research and development services on its behalf.  The Company is committed to pay $ 990,711, in respect of contracts in place at September 30, 2005.

Lease agreements

The Company leases office premises under operating leases which expire at various dates ending July 31, 2008.  Included in these commitments is one base agreement entered into with a corporation under common control, see Note 5.  The Company is obligated to make the following minimum lease payments under its operating leases in each of the fiscal years ending December 31:

2005	$29,200
2006	109,500
2007	99,900
2008	42,600
$281,200

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

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between GAAP and Canadian GAAP are as follows:

Consolidated statement of operations

	Three months ended		Nine months ended		Inception to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Net loss under GAAP	$(1,618,521)	$(446,185)	$(4,141,856)	$(1,976,176)	$(15,157,236)
Stock-based compensation intrinsic value basis (i)	321,650	–	323,815	–	408,316
Stock-based compensation fair value basis (i)	(39,096)	(2,363)	(132,415)	(53,256)	(483,709)

Net loss under Canadian GAAP	$(1,335,967)	$(448,548)	$(3,950,456)	$(2,029,432)	$(15,232,629)

Loss per share under Canadian GAAP	$(0.04)	$(0.03)	$(0.13)	$(0.18)	$(0.48)

(i)	Stock-based compensation

On January 1, 2004 the Company retroactively adopted the revised provisions of the Canadian Institute of Chartered Accountants’ Handbook Section 3870 “Stock-Based Compensation and Other Stock-based Payments” (“Section 3870”).  Section 3870, as revised, requires stock-based compensation be charged to expense based on estimated fair value.  The fair value of stock-based compensation is determined, under 3870, the same way as under SFAS No. 123.  The adoption of this revised standard impacts net loss reported under Canadian GAAP and otherwise has no impact on stockholder’s equity or net cash used in operations.

(ii)	Contributed surplus

U.S. GAAP uses the phrase “Additional paid-in Capital” to describe consideration received in excess of the par value of common stock, preferred stock, warrants and stock options.  Canadian GAAP uses the phrase “Contributed Surplus”.

(iii)	Development stage disclosure`

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Shareholders should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-QSB.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

All references to “$” or “dollars” in this discussion and analysis are to U.S. dollars unless otherwise noted.

Overview

We are in the biotechnology business with a focus on the discovery and development of protein based drugs.  In particular, we focus on the area of chemokines and cytokines, proteins which regulate a large number of physiological functions.  Since inception on July 15, 1998, we have established and are developing five drug candidates.  Two of our drug candidates are in human clinical trials.  These two drug candidates are CTCE-9908 and CTCE-0214, indicated for the prevention of the metastasis of cancer tumours and for hematological support, respectively.  Our other three drug candidates are in preclinical development in the areas of neovascularization, CTCE-0324, infectious disease, CTCE-0422, and stroke, CTCE-0501. In addition, we maintain drug discovery programs to identify new drug candidates.

Limited Operating History

Since inception we have been in the development stage.  From inception to September 30, 2005, our accumulated deficit was approximately US$15.2 million.  We expect to continue to incur operating losses in the near term as we fund clinical trials and until such time as product sales and/or royalty payments generate sufficient revenues to fund continuing operations.

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

Research and Development

Our research and development expenses consist primarily of compensation and other expenses for research and development personnel, costs associated with the clinical trials of our drug candidates, manufacturing of compounds, facility costs, supplies and materials, costs for consultants and related contract research and depreciation.  We engage Globe Laboratories Inc. to carry out our research and development under contract.  Globe Laboratories is controlled by Dr. Salari, our President and Chief Executive Officer and is engaged in research for us on a contracted operating cost basis plus a 2% margin.  Pursuant to a development agreement between us and Globe Laboratories, all proprietary interest, including all patent rights, trademarks, copyright, trade secrets and confidential information of the research and development conducted by Globe Laboratories on our products is our exclusive property.  Globe Laboratories is eligible for Canadian scientific research and experimental tax credits.

Our research and development activities are primarily focused on the clinical trials of CTCE-9908, a drug candidate for the prevention of metastasis of cancer tumours, and CTCE-0214, a drug candidate for hematological support.  We are responsible for all costs incurred in the research and development program of these two lead drug candidates.  Our research and development activities also include three other drug candidates that we intend to test in animal models of peripheral vascular disease, infectious disease and stroke.

We expect our research and development expenses to increase as we continue work on our drug candidates and to expand our research and development programs.  Over the next twelve months, our product research and development plan is summarized as follows:

•

Prepare for and commencement of Phase Ib/II clinical trials for CTCE-9908, our anti-metastasis drug candidate.

•

Continue Phase I clinical trials for CTCE-0214, our hematological support drug candidate.

•

Continue pre-clinical studies for CTCE-0324, CTCE-0422 and CTCE-0501.

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

In a research collaboration established in July 2004 with Procter & Gamble Pharmaceuticals, Inc., we provided five of our early stage research compounds for testing in cardiovascular applications. All the compounds have been tested but none proved to be a lead for further development. We received $275,000 in consideration for providing the five compounds and that project is now concluded. Any future compounds for testing will be subject to a new agreement and terms.

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

Capital Expenditures

We intend to acquire laboratory equipment over the next two years at an estimated cost of $400,000.

Foreign Exchange

Our functional currency, being the currency of the principal economic environment in which we operate, is the U.S. dollar.  Our consolidated financial statements are presented in U.S. dollars using the temporal rate method. Under the temporal method, non-monetary items are translated at historical exchange rates, while monetary and non-monetary items, which are carried at their fair value, are translated at a rate of exchange at the balance sheet date. Revenues and expenses are also translated at the weighted average rates of exchange for the respective periods. Amortization of assets translated at historical exchange rates are translated at the same exchange rates as the assets which they relate to.  The resulting exchange gain or loss in foreign currency is included on the income statement in the foreign exchange gain or loss account.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenues.  During the three months ended September 30, 2005, we recorded no revenues.

Research and development.  Research and development expenses were $1,051,986 during the three months ended September 30, 2005, compared to $229,756 recorded for the three months ended September 30, 2004.  Research and development expenses in the current period were primarily attributable to preclinical and clinical studies, research staff salaries, and manufacturing of compound for clinical trials.  During the third quarter we conducted additional animal studies to prepare for an additional Phase I clinical trial for CTCE-0214 expected to commence by the end of 2005.  Direct costs for CTCE-0214 were approximately $485,200 for the three months ended September 30, 2005.

Direct costs for CTCE-9908 were approximately $497,300 for the three months ended September 30, 2005, and included manufacturing of compound and preparatory work for Phase Ib/II clinical trials.  We anticipate entering Phase Ib/II clinical trials for CTCE-9908 by the end of 2005.

Research and development expenses totaling $1,051,986 in the third quarter, increased from $614,257 recorded in the second quarter as costs associated with development of our two lead compounds accelerated.  We expect that research and development expenses will increase in the future as we fund clinical trials of CTCE-0214 and CTCE-9908. Completion dates and completion costs to bring a drug to market vary significantly for each drug candidate given the nature of the clinical trials and the fact that more clinical trials may need to be conducted to advance a drug candidate based upon the results of each phase. In addition, we anticipate partnering with larger pharmaceutical companies to conduct and finance later stage clinical trials and therefore the timing of completion of the approval of a drug will likely not be within our control. Based on these factors we cannot reasonably estimate the completion dates and completion costs required to gain regulatory approval of our compounds for sale. Drug candidates are required to successfully complete Phase III clinical trials before gaining regulatory approval for sale, which for our drug candidates is not expected to occur for several years.

General and administrative.  General and administrative expenses were $598,743 in the three months ended September 30, 2005, compared to $236,461 in the same period in 2004.  The increase reflects higher professional fees for accounting and legal services and additional salary costs for employees we hired to assist us in managing the growth of our company as well as with the compliance as a publicly reporting company under Canadian and U.S. securities laws.  Other general and administrative expenses included patent costs, consulting, marketing and promotion expenses incurred for investor relations and business development.  General and administrative expenses declined increased slightly in the third quarter of 2005 to $598,743 from $621,550 recorded in the second quarter of 2005 excluding stock-based compensation.

Stock-based compensation.  A higher market share price at the end of the third quarter compared to the market share price at the end of the second quarter resulted in a non-cash expense of $321,650 for stock option-based compensation recorded under variable accounting.  The stock options that this expense applies to are stock options that were granted in May 2004.  No options were granted in the current quarter.  There was no stock-based compensation expense in the comparable quarter in 2004.

Other income.  We realized other income of $95,721 for the three months ended September 30, 2005, compared to $2,001 for the three months ended September 30, 2004.  Other income consisted primarily of interest earned on cash balances and investments which benefited from higher interest rates during the current period.  Cash balances increased period over period, with the proceeds of our initial public offering.

Net loss.  We incurred a net loss of $1,618,521 ($0.05 per share) during the three months ended September 30, 2005 compared to $446,185 ($0.03 per share) during the three months ended September 30, 2004. The increase in our net loss resulted principally from the increase in research and development expenditures as well as the increase in our general and administrative expenses and stock-based compensation as described above.

Nine Months Ended September 30, 2005 and 2004

Revenues.  During the nine months ended September 30, 2005, we recorded revenues of $275,000 from a research collaboration with Procter & Gamble Pharmaceuticals, Inc.  We had no revenues in the nine months ended September 30, 2004.

Research and development.  Research and development expenses were $2,526,187 during the nine months ended September 30, 2005, an increase of $1,212,013 from the $1,314,174 comparative amount recorded in the nine months ended September 30, 2004.  Research and development expenses in the period were primarily attributable to a Phase I clinical trial of CTCE-0214, preclinical studies, research staff salaries, and manufacturing of compound for clinical trials.  Direct costs for CTCE-0214 were approximately $1,342,400 for the nine months ended September 30, 2005, and included the costs of conducting the initial Phase I clinical trial in Washington State.  During the third quarter we conducted additional animal studies to prepare for an additional Phase I clinical trial for CTCE-0214 which we expect to commence by the end of 2005.

Direct costs for CTCE-9908 were approximately $876,000 for the nine months ended September 30, 2005 and included preparatory work and manufacturing for Phase Ib/II clinical trials.  We anticipate entering Phase Ib/II clinical trials for CTCE-9908 by the end of 2005.

General and administrative.  General and administrative expenses increased to $1,884,613 in the nine months ended September 30, 2005 from $667,335 in the comparative period in 2004.  The increase reflects higher professional fees for accounting and legal services and additional salary costs for employees.  Other general and administrative expenses included patent costs, consulting, marketing and promotion expenses incurred for investor relations and business development.

Stock-based compensation.  For the nine months ended September 30, 2005, we recorded an expense of $323,815 for stock option-based compensation recorded under variable accounting.  An increase in the market price of our common shares on September 30, 2005 compared to the market price at the end of 2004 resulted in the recording of this expense and applied to stock options that were granted in May 2004.  There was no stock-based compensation expense in the comparable nine month period in 2004.

Other income.  We realized other income of $216,139 for the nine months ended September 30, 2005 compared to $10,504 for the nine months ended September 30, 2004.  Other income consisted primarily of interest earned on cash balances and investments.  Cash balances increased period over period, with the proceeds of our initial public offering.

Net loss.  We incurred a net loss of $4,141,856 ($0.13 per share) compared to $1,976,176 ($0.17 per share) during the nine months ended September 30, 2005 and 2004, respectively. The increase in our net loss resulted principally from the increase in research and development expenditures as well as general and administrative expenses as described above.

Liquidity and Capital Resources

Since inception substantially all of our operations have been financed through the private and public offerings of equity securities. Through September 30, 2005, we received net proceeds of approximately $21.8 million from the issuance of shares of preferred and common stock.  As of September 30, 2005, we had funds available of $8,239,920.  We invest our surplus cash in redeemable, government treasuries and other investment grade commercial paper with maturities of under two years.

On December 29, 2004, we closed our initial public offering of 16,000,000 shares of our common stock.  The common stock was offered at a price of CDN$1.00 per share for gross proceeds of CDN$16,000,000 or $13,264,799 and net proceeds of $11,576,484 after agent’s commissions of $994,860 and expenses in connection with the offering (including legal, accounting, translation, filing fees and printing costs) of $693,455.  The agents were also issued 1,280,000 warrants.  The over-allotment or “greenshoe” option of the initial public offering was subsequently exercised, in full, on January 31, 2005 for gross proceeds of CDN$2,400,000.

For the three months ended September 30, 2005, we used net cash of $1,400,405 in operating activities primarily consisting of the net loss for the period of $1,618,521, offset by a $321,650 non-cash stock-based compensation charge. Financing activities included the net receipt of funds of $308,181 from Globe Laboratories Inc., a company that carries out research and development activities.   During the quarter, we entered into a capital lease of $35,803 for equipment and invested $46,676 primarily in equipment.

For the nine months ended September 30, 2005, we used net cash of $4,636,297 in operating activities primarily consisting of the net loss for the period of $4,141,856.  Accounts payable decreased during the period which consumed cash of $510,734.  Financing activities during the nine months ended September 30, 2005, included $1,770,827 comprised of gross proceeds of $1,984,509 from primarily the exercise of the greenshoe option of our initial public offering, offset by $213,682 in offering costs.  During the nine months ended September 30, 2005, we invested $327,508 primarily in equipment and leasehold improvements.

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

We intend to seek additional funding through sublicensing arrangements or through public or private financings, but our business and shareholders’ investment are at risk that we will be unable to obtain additional financing on acceptable terms or at all.

Long Term Obligations

We lease our office facilities under operating leases which expire at various dates ending July 31, 2008.  As at September 30, 2005, we are obligated to make minimum operating lease payments totaling $281,200 in each of the fiscal years ending December 31:

2005	$29,200
2006	109,500
2007	99,900
2008	42,600
$281,200

We have entered into a capital lease for certain laboratory equipment.  As of September 30, 2005, future minimum lease payments under the terms of the capital lease in each of the fiscal years ending December 31 are as follows:

2005	$3,354
2006	13,417
2007	13,417
2008	8,945
$39,133

We have entered into various research and development agreements with third parties to perform research and development services on our behalf.  We are committed to pay $990,771 in respect of contracts in place at September 30, 2005.

Off-balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Risk Factors

An investment in our common shares must be considered highly speculative, generally because of the nature of our business and the general stage of its development.  In addition to the usual risks associated with investment in a business, potential investors should carefully review the following factors together with the other information contained in this quarterly report before making an investment decision.  The risks described below are not the only ones facing us.  If any of the following risks actually occur, our business, financial condition and operating results could be materially affected.

Risks Related to Our Industry

Because the manufacture and marketing of human pharmaceutical products requires the approval of the Food and Drug Administration in the United States and similar agencies in other countries, and since we do not yet have such approval, shareholders are at risk that we will be unable to successfully develop and market our products.  We have not yet established that our products will be safe and effective through clinical trials.

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

We have no experience in manufacturing pharmaceuticals and the applicable good manufacturing practice regulations for the manufacture of our products.  These regulations include requirements relating to quality control, quality assurance and maintenance of records and documentation. If we cannot establish and demonstrate the proper manufacturing techniques and controls, whether by us or by a qualified manufacturer, we will not receive regulatory approval to manufacture and market our products.

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

We are engaged in a rapidly changing field characterized by intense competition that we expect to increase. Since we are a small company with limited financial resources, and many of our competitors have products that have been approved or are in development and operate large, well-funded discovery and development programs, we will experience a competitive disadvantage.

We are engaged in a rapidly changing field characterized by rapid technological change, new and improved product introductions, changes in regulatory requirements and evolving industry standards.  Other products and therapies that will compete directly with the products that we are seeking to develop currently exist or are being developed.  We expect competition from fully integrated pharmaceutical companies and more established biotechnology companies to be intense and to increase.  These companies have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we do.  Many of our competitors have products that have been approved or are in development and operate large, well-funded discovery and development programs.  Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for therapeutic products and clinical development and marketing. We have none of these resources.  In addition, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, pricing and barriers from patent positions of larger companies. We do not have any experience in these areas at this time and therefore we are at a competitive disadvantage.

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

We were founded in 1998 and are at an early stage of development.  Our operations to date have consisted primarily of developing and testing our products.  Our products will require significant additional clinical testing and investment prior to commercialization.  A commitment of substantial resources by us and/or future collaborative partners to conduct time-consuming research and clinical trials will be required if we are to complete the development of our portfolio of products.  None of our products has yet met applicable regulatory standards, has received regulatory approvals, has been produced in commercial quantities at reasonable costs or has been successfully marketed. We do not know if we will be able to complete these tasks. Even if one or more of our products should be approved by the regulatory authorities, the approval may not be for the treatment of a disease whose market is large enough to recoup our investment in that product.  We do not expect any of our products to be commercially available for several years. Accordingly, we do not know if and when we will generate revenues from our products. Because of these uncertainties, we might never generate enough revenue to allow shareholders to recoup and profit from their investment.

Since we have a history of operating losses and expect expenses and losses to increase in the near term, we do not know if we will ever become profitable or that our investors will ever recoup or profit from their investment in our shares.

From the date of incorporation to September 30, 2005, our accumulated losses are approximately $15.2 million.  Since inception we have earned no revenues from the sale of any of our product candidates.  We expect expenses and losses to increase in the near term as we fund research and development and general and administrative expenses.  We expect to continue to incur substantial operating losses unless and until product sales and royalty payments generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

Since inception to September 30, 2005, we have raised approximately $21.8 million, net of offering costs, from the sale of equity securities, including proceeds from our initial public offering in December 2004.  Although we believe our current resources and the funds raised through our initial public offering will provide funds for our operations until the end of 2006, we will require substantial additional funds for further research and development, planned clinical trials and regulatory approvals.  Our planned cash requirements may vary materially in response to a number of factors, including research and development on our products, clinical trial results, changes in any aspect of the regulatory process, and delays in obtaining regulatory approvals. We may seek further funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources.  Further equity financings may substantially dilute shareholders’ investment in our shares. If we cannot obtain the required additional funding, then investors will not be able to recoup their investment or to profit from their investment.

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

These arrangements may place responsibility on our collaborative partners for Phase III clinical trials, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization.  These third parties might not fulfill their obligations in a manner which maximizes our revenues.  These arrangements may also require us to transfer certain material rights or issue equity securities to corporate investors, licensees and others.  If we license or sublicense our commercial rights to others, as we intend to do, we might realize reduced product revenue compared to our direct commercial exploitation.  Moreover, we might not derive any revenue or profit from these arrangements.  In addition, our current strategic arrangements might not continue.  Collaborators might also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, and compete directly with us.

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

Since Dr. Hassan Salari is indirectly our controlling shareholder and has significant control over our business and affairs, the election of our directors and over the outcome of most corporate actions requiring shareholder approval, shareholders will have very little influence on our management and our business decisions.

Dr. Hassan Salari is, indirectly, the controlling shareholder, Chairman, President and Chief Executive Officer.  Dr. Salari’s family currently is the beneficial owner of 6,247,101 common shares held by Pacific Medical Corp., which represents approximately 18.5% of our voting common shares and voting series A preferred shares as of September 30, 2005.  Consequently, Dr. Salari has significant influence over our business and affairs, the election of our directors and over determining the outcome of most corporate actions requiring shareholder approval, including any merger, acquisition, consolidation or sale of all or substantially all of our assets. If he makes inappropriate decisions, our shareholders will suffer a decline in the value of their shares.

Sales of our common shares which are presently owned by our directors and officers could reduce the market price of our common shares when the resale restrictions expire.

Dr. Salari and other directors and officers own approximately 18.5% of our outstanding voting shares.  The common shares controlled by Dr. Salari and other directors and officers are subject to escrow and or other restrictions on resale.  At the completion of our initial public offering, there were a total of 6,247,101 common shares subject to the escrow requirements of Canadian National Policy 46-201 or approximately 18.5% of our outstanding voting shares.  On December 30, 2004, after the listing of the common shares for trading on the Toronto Stock Exchange as an established issuer, as defined in NP46-201, 25% of the common shares held in escrow were released from escrow and 25% were released on June 30, 2005 and 25% will be released on each of the dates that are 12, and 18 months from December 30, 2004.  In addition, a total of 6,000,001 common shares held by Pacific Medical Corp., a company of which Dr. Hassan Salari is one of the beneficial owners, may be sold under Rule 144 subject to their release from escrow and volume limitations in any three month period of the higher of (i) 1% of our total issued and outstanding common shares; and (ii) the weekly trading volume for the four weeks preceding the sale, as long as Pacific Medical Corp. holds greater than 10% of our issued and outstanding common shares or Dr. Hassan Salari is an affiliate of us.  Once the restrictions fall away, Dr. Salari and our directors and officers may sell their shares in the market.  If Dr. Salari and our directors and officers sell substantial amounts of shares upon release from escrow, the market price of our common shares will decline.  The interests of our current management might conflict with shareholders’ interests.  Accordingly, if they sell their shares, the price of shareholders’ shares might decline.

Our common shares are listed on the Toronto Stock Exchange and not on any U.S. exchange. There is no U.S. trading market.

Our common stock is listed on the Toronto Stock Exchange (TSX) and not on any exchange in the United States. Accordingly, investors in the United States may find it more difficult to buy and sell shares than if our common shares were traded in the United States. Furthermore, we do not currently meet the listing standards for the NASDAQ stock exchange, the New York Stock Exchange and the American Stock Exchange and do not know when or if we will ever meet such listing standards. Accordingly our common shares might have less liquidity than if our common shares were listed on such exchanges.  Although our common shares have been approved for inclusion on the OTC Bulletin Board, the securities have been thinly traded, and there can be no assurance that a more fluid trading market for the securities will develop or that, if developed, it will be sustained.  The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and purchasers of our shares may be unable to resell the securities at or near their original price or at any price.  Although we are listed in Mergents Manuals and our shares qualify for secondary trading in numerous states in the United States, only a limited trading market has yet developed as a result of such listing and qualifications. We are uncertain whether a robust trading market in our shares will develop in the United States.

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

Our registration statement that became effective on December 17, 2004 and amended on April 22, 2005, covers the offer and sale from time to time of the common shares issued to the investors in the Regulation S offering and the common shares to be issued upon the exercise of the share purchase warrants issued to the investors in the Regulation S offering.  The maximum number of common shares that may be resold by these investors or selling shareholders pursuant to this prospectus is 2,226,692 common shares directly owned. In addition, the selling shareholders and Canaccord may exercise their warrants for our common shares at any time through May 6, 2006, and resell such shares pursuant to this prospectus.  The total number of common shares subject to such warrants is 2,362,509.

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

Our common shares have been publicly traded only since December 2004. We only have 31,851,206 common shares outstanding, and our common stock is thinly traded. For example, in the five business days prior to November 4, 2005, the average daily trading volume of our common stock was 27,100 on the Toronto Stock Exchange and 23,160 on the OTCBB. The market price of our common stock could become subject to significant fluctuations. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

Special note regarding forward-looking statements

This quarterly report contains forward-looking statements that reflect our current views with respect to future events and financial performance. In some cases, shareholders’ can identify forward-looking statements by words like “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project”, “plan”, “may”, “should”, “potential” and “continue”.

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

ITEM 3.

CONTROL AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 (the “Evaluation Date”). We conducted our evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based upon such evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. There have been no changes in our internal controls that have materially affected or is reasonably likely to materially affect these controls over financial reporting subsequent to the date of their most recent evaluation.

PART II

ITEM 1.

LEGAL PROCEEDINGS

We are not party to any pending litigation and, to the best of our knowledge, no litigation against us is contemplated or threatened.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

	EXHIBIT INDEX
Exhibit		Page Number/
Number	Description	Filing Method
3.1	Articles of Incorporation	(1)
3.2	Bylaws	(1)
4	Certificate of Determinations	(1)
10.1	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999	(1)
10.2	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.	(1)
10.3	Employment Agreement dated April 1, 2004 between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(1)
10.4	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz	(1)
10.5	Employment Agreement dated May 14, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and David Karp	(1)
10.6	Escrow Agreement between Chemokine Therapeutics Corp., Pacific Corporate Trust Company and Pacific Medical Corp.	(4)
10.7	Loan and Stock Warrant Agreement dated October 16, 2002, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(1)
10.8	Option and License Agreement, dated April 15, 2003, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(1)
10.9	Agreement re: Exercise of Warrant dated April 15, 2003	(1)
10.10	Modification and Waiver Agreement, dated September 14, 2004, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(2)
10.11	2004 Consulting Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.12	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.13	Amendment to Employment Agreement dated with Dr. Hassan between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(2)

10.14*	Research and Development Agreement dated June 29, 2004, between Procter & Gamble Pharmaceuticals, Inc. and Chemokine Therapeutics Corp.	(2)
10.15	Lease Agreement dated January 1, 2003 between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.	(3)
10.16	Form of Warrant Agreement for investors in May 6, 2004, Regulation S offering	(3)
10.17	Agent Warrant Agreement for warrants issuable to agents upon closing of our offering pursuant to this registration statement	(4)
10.18	The 2004 Stock Option Plan	(2)
10.19	Amended Employment Agreement dated March 10, 2005, between Chemokine Therapeutics Corp. and Dr. Hassan Salari	(5)
10.20	Amended Employment Agreement dated March 10, 2005, between Chemokine Therapeutics Corp. and David Karp	(5)
10.21	Amendment to License Agreement between the University of British Columbia and Chemokine Therapeutics Corporation dated September 22, 1999.	(6)

31.1	Section 302 Certification of Chief Executive Officer	30
31.2	Section 302 Certification of Chief Financial Officer	31
32	Certification Pursuant to U.S.C. 18 Section 1350	32

__________

* Confidential treatment has been requested as to certain portions of this Agreement.

1.

Previously filed on Registration Statement on Form SB-2 (Reg. No. 333-117858) on August 2, 2004.

2.

Previously filed on Amendment No. 1 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on October 20, 2004.

3.

Previously filed on Amendment No. 2 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on November 26, 2004.

4.

Previously filed on Amendment No. 3 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on December 17, 2004.

5.

Previously filed on Form 10-KSB (Reg. No. 000-51080) on March 15, 2005.

6.

Previously filed on Form 8-K on April 26, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOKINE THERAPEUTICS CORP.

Dated:  November 11, 2005

/s/ David Karp

David Karp, Director of Finance, Chief Financial Officer and Corporate Secretary

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 of Chemokine Therapeutics Corp.;

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

Date: November 11, 2005

/s/  Hassan Salari

Hassan Salari

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Karp, certify that:

1. I have reviewed this Quarterly Report on Form 10-KSB for the quarter ended September 30, 2005 of Chemokine Therapeutics Corp.;

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

Date: November11, 2005

/s/ David Karp

David Karp

Chief Financial Officer

Exhibit 32

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, President and Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hassan Salari

Hassan Salari

President and Chief Executive Officer

November 11, 2005

I, David Karp, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David Karp

David Karp

Chief Financial Officer

November 11, 2005