Form 10KSB
period 2005-12-31
CHEMOKINE THERAPEUTICS CORP
filed 2006-03-30
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value per Share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  __

State issuer’s revenues for its most recent fiscal year. $275,000

As of March 10, 2006, the approximate aggregate market value of voting and non-voting stock held by non-affiliates of the issuer was $29,360,865 (based upon the closing price for shares of the issuer’s common stock as reported by Toronto Stock Exchange on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2006, there were 32,889,792 shares of the issuer’s common stock issued and outstanding.

Documents Incorporated By Reference:  Portions of the issuer’s definitive proxy statement relating to its 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the issuer’s last fiscal year, are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one): Yes  __  No   X

CHEMOKINE THERAPEUTICS CORP.

2005 ANNUAL REPORT ON FORM 10-KSB

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

All references to “$” or “dollars” in this Form 10-KSB are to U.S. dollars unless otherwise noted.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Overview

We are an early stage biotechnology company developing drugs in the field of chemokines. Chemokines are a class of cytokines which play major roles in physiological processes such as the metastasis of cancer, blood cell mobilization, autoimmune and inflammatory diseases.  Cytokines are proteins that regulate a large number of physiological functions, including blood cell supply and tissue development.  Some well known cytokines that are approved therapeutics for blood cell formation and are currently on the market are Neupogen® and Epogen®.

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

Our Offices and Research Facilities

Our headquarters are located in Vancouver, British Columbia, at the University of British Columbia. Our research activities are centralized in Vancouver under Globe Laboratories Inc. in an incubator facility on the campus of University of British Columbia.  Globe Laboratories is a company beneficially owned by Dr. Hassan Salari and is engaged in chemokine research for us on a contracted operating cost basis plus a 2% margin.  Globe Laboratories is eligible for Canadian scientific research and development tax credits which are used to reduce the research and development costs charged to us.  Pursuant to a development agreement between Globe Laboratories and us, all proprietary interest, including all patent rights, trademarks, copyright, trade secrets and confidential information in the product candidates developed by Globe Laboratories for us is our exclusive property.

Through our location on the campus of University of British Columbia and our affiliation with University of British Columbia, we have access to a wide range of equipment and scientific facilities, such as University of British Columbia’s animal facility. This allows us to minimize costs while maintaining quality. We lease office space of 3,600 square feet at the University of British Columbia from a third party.

Dr. Hassan Salari, our president and chief executive officer, has had previous experience with the formation and development of biopharmaceutical companies and is a scientist in the field of drug discovery and development.

We have established a network of research collaborations with the following universities or organizations:

•

Memorial Sloan Kettering Cancer Center, New York

•

M. D. Anderson Cancer Center, Houston, Texas

•

Dana-Farber Cancer Institute, Boston, Massachusetts

•

Indiana University Medical School, Indianapolis

•

University of California, Blood and Marrow Transplantation Division, San Diego

•

Chinese University, Hong Kong

•

Center for Cancer Research, National Cancer Institute, Bethesda, Maryland

•

Children’s Hospital Los Angeles, Los Angeles, California

•

The Lady Davis Institute for Medical Research, Montreal, Quebec

•

University of Pennsylvania, School of Medicine, Philadelphia, Pennsylvania

•

University of Oslo, Oslo, Norway

•

Heidelberg University, Heidelberg, Germany

•

Mater Public Hospital, South Brisbane, Australia

•

National University Hospital, Singapore

•

Weill Medical College of Cornell University, The New York Presbyterian Hospital, New York, NY

•

University of Illinois at Chicago, Chicago, Illinois

•

Wayne State University School of Medicine, Detroit, Michigan

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

Our Relationship with Pharmaceutical Product Development, Inc.

We have a strategic relationship with Pharmaceutical Product Development, Inc. (PPDI) (NASDAQ: PPDI).  PPDI acquired 2,000,000 series “A” preferred shares through an investment of $2,700,000 and we granted to PPDI share purchase warrants entitling PPDI to purchase 500,000 common shares at an exercise price equal to CDN$1.00 per share expiring on December 29, 2007.  PPDI currently holds approximately 5.7% of our voting securities.

We granted PPDI an option, exercisable for up to 90 days, to license CTCE-0214 following completion of the Phase I clinical trials. PPDI also provides regulatory services and general consulting services for the development of CTCE-0214 at market rates.  If PPDI exercises its option, PPDI will pay us a total of $15 million in payments upon achieving certain milestones: (i) $1.5 million upon exercise of the option; (ii) $2 million upon initiation of Phase III clinical studies; (iii) $4,000,000 upon acceptance of a new drug application filing with the FDA; (iv) $7,500,000 upon approval of the new drug application by the FDA.  In addition we will receive a royalty at one of two rates based on whether or not CTCE-0214 is sold in a country in which we can enforce our patent rights. The rates will increase based on the level of net sales of CTCE-0214. The rates vary from 8% on net sales of less than or equal to $400,000,000, 10% on net sales of $400,000,000 to $1,000,000,000, and 12% on net sales above $1,000,000,000. In addition PPDI will pay the entire cost of drug development, including manufacturing, clinical trials and regulatory fillings.

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

During 2005 we engaged PPDI as a consultant relating to the development of CTCE-0214, including the design and execution of clinical trials; the evaluation of the results of clinical trials; and the design, execution and evaluation of research and development activities for which we paid PPDI a consulting fee of $150,000.

Our Relationship with the University of British Columbia

On September 22, 1999 we entered into a license agreement with University of British Columbia.  The license grants to us exclusive worldwide rights to research, develop and commercially exploit certain patented technologies, which remain the property of University of British Columbia.  The licensed technology relates to therapeutics involving stromal cell-derived factor 1, or SDF-1 peptide antagonists and agonists which are currently applicable to our drug candidates CTCE-9908 and CTCE-0214, respectively.

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

Our Business

Chemokine Therapeutics Corp. is a biotechnology company with specific interest in protein based drug development.  We are specifically focused on protein based drugs that target a class of cytokines known as chemokines. Cytokines are soluble proteins produced by cells to control interactions between other cells. Chemokines, more specifically, are a complex family of small proteins produced in the body, which have a regulatory function in the development and migration of various cell types.  Of particular interest is the role chemokines play in controlling the movement of cells in the immune system and in activating the immune system to fight disease or to maintain the normal functioning of the immune system.  We estimate that we spent on research and development activities approximately $1,786,000 in 2004 and $3,697,000 in 2005.

Drug Discovery Capabilities

We have a team of chemists and biologists headed by our Chief Executive Officer, Dr. Hassan Salari, that has developed an approach to discover chemokine based drug candidates.  Even though they occur naturally in the body, the majority of chemokines in their natural state are not suitable for use as therapeutic drugs due to their instability, potential side effects such as allergic reactions, fever and bone pain.  We have developed techniques to generate small versions or analogs of natural chemokines which copy the function of chemokines known as agonists or inhibit their function known as antagonists.  While these analogs function similarly to natural chemokines, we believe these analogs do not possess their side effect profiles; therefore these analogs could potentially be used as therapeutic drugs to replace natural chemokines.  We have designed several hundred of these analogs and have tested them in our laboratories.  We have selected five of these compounds as drug candidates, two of which, CTCE-9908 and CTCE-0214, we consider lead product candidates. We are testing CTCE-9908 for the prevention of the metastasis of cancer and we are testing CTCE-0214 for hematological support. We have completed lead optimization of CTCE-0324 and will continue to test it in animal models of arterial disease. We have also completed lead optimization of CTCE-0422 for infectious diseases and CTCE-0501 for stroke. We have additional compounds which require further testing and lead optimization, targeting hematological diseases, cardiovascular diseases and inflammatory diseases.

The scope of our drug development activities includes:

•

Investigation of natural chemokines;

•

Identification of binding sites for chemokines;

•

Design of new analogs, based on the structure of chemokines, that enhance or counteract the biological activities of their natural counterparts;

•

Synthesis of the designed compounds;

•

Screening and identification of drug potential;

•

Proof of efficacy and pre-clinical development;

•

Phase I and Phase II clinical trials; and

•

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

We have developed our own approach to address this challenge, consisting of a combination of the following elements:

•

Identification and characterization of chemokine functions - A great deal of information is known about chemokines including their roles, linear amino acid sequence, 3-dimensional structure, genetic sequence, molecular weight and binding sites.  We leverage this information to identify the binding sites on chemokines which bind to receptors on the surface of various cells in the body.  We select chemokines and those important binding sites for further study and potentially to manufacture them synthetically.  These synthetic peptides are called analogs.  We produce analogs that have the potential to replace proteins for those chemokines that cannot be produced naturally due to either their breakdown, instability or their aggregation in the body.  We synthetically produce chemokines that we believe have important therapeutic properties and potentially represent large markets.

•

Computational design of new chemokine-based drug candidates - Our understanding of the 3-dimensional structure and binding of a chemokine with its receptor is essential for the design of a smaller chemokine analog of its natural counterpart.

•

Structural redesign for enhancement/improvement of critical activities and properties - Redesign of the original drug candidate is required as part of the rational peptide design process.  The changing of one linkage or an amino acid can cause the drug candidate to enhance or counteract the biological activities of their natural counterparts, or improve the pharmacokinetics. We continually redesign in an effort to obtain more desirable peptides.

•

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

•

Systematic screening of promising chemokine agonists and antagonists using receptor binding studies - Systematic screening of promising chemokines is performed through receptor binding studies.  Analogs bearing the desired biological and chemical properties of a desired therapeutic are candidates for animal model evaluation.

•

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

CTCE-9908, based on our laboratory studies in animal models of lung cancer, has the potential to reduce or delay the progression of metastasized lung cancers. We are developing CTCE-9908 to target specific types of cancer that we determine to best respond to this form of therapy.  We intend to test CTCE-9908 in cancers with high metastatic potential such as osteosarcoma, non-small cell lung cancer or NSCLC, breast cancer, ovarian cancer, brain cancer and prostate cancer.

Cancerous cells have been shown to express receptors on their cell surface known as CXCR4 receptors.  As these cells detach from the primary tumour and circulate throughout the body, they stop in the blood vessels of organs that produce high levels of the chemokine SDF-1 which binds to CXCR4 receptors.  This binding induces the migration of cancer cells into normal tissue and induces blood vessel generation leading to the growth of metastatic tumors.

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

We have discovered in our animal models that CTCE-9908:

•

prevents NSCLC metastasis to the lungs by approximately 68%;

•

abolished detectable metastasis to sites outside of the lungs; and

•

did not affect the anti-cancer activity of another chemotherapeutic drug tested in our animal model studies.

In addition, preliminary results from human Phase I clinical trials demonstrate low toxicity in humans.

Development of CTCE-9908

We have completed a Phase I clinical trial in the United Kingdom on our drug candidate CTCE-9908.  The trial used single-dose escalation to assess safety in healthy volunteers.  The trial indicated that the test subjects tolerated CTCE-9908 with no serious or drug related adverse events.  According to the final report of the clinical trial prepared by DDS Medicines Research Limited, a total of 24 healthy subjects, of which 18 were male and six were female, were divided into four groups of six subjects. The study consisted of three dose levels with four subjects receiving CTCE-9908 and two receiving a placebo. The first group of subjects received placebo or CTCE-9908 at a dose of 0.5 mg/kg body weight with the subsequent groups receiving placebo or 2 and 5 mg/kg body weight respectively.  The fourth group consisted of healthy women of non-child bearing potential who were administered a dose of 5 mg/kg or placebo, in the same manner as the first three groups.  There were no serious adverse events in any test subject during the trial.  Overall, we found that the product was non-toxic and well tolerated.

We expect to initiate a Phase I/II clinical trial of CTCE-9908 by the beginning of the second quarter of 2006.  This will be a trial in cancer patients assessing safety and preliminary efficacy.  The table below provides a summary of the CTCE-9908 clinical plan.

Clinical Development Plan for CTCE-9908
Description	Clinical Phase	No. of Subjects	Duration	Location(s)
Single-Dose Safety Study in Healthy Volunteers	I (Completed)	24	6 months	United Kingdom
Safety and Preliminary Efficacy Study	I/II (To be commenced in 2nd quarter of 2006)	Up to 30	To be determined	Hamilton, Ontario and Montreal, Quebec

Market Need for CTCE-9908

As a potential anti-metastasis cancer therapy, we believe that CTCE-9908 is unique and has the potential to address a large and growing cancer market.  Cancer is a major health care problem as approximately 23% of all deaths in the U.S. in 2001 were caused by cancer according to the National Cancer Institute.  The National Cancer Institute estimates that there were 1,372,910 new cases of cancer in 2005 in the U.S., including 232,090 prostate cancers; 211,240 female breast cancers; 172,570 lung cancers; and 145,290 cancers of the colon/rectum.  In addition, the risk of being diagnosed over one’s lifetime with cancer is approximately 46% of U.S. males and 38% of U.S. females according to the National Cancer Institute.

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

Competition for CTCE-9908

The market for cancer treatments is large and therefore it will continue to attract a significant number of competitors.  However, a smaller number of competitors specifically develop anti-metastasis drugs.  Currently, several companies, including OSI Pharmaceuticals, Inc. and Genentech Inc., maintain programs to develop drugs to treat primary and metastatic tumour sites by using inhibitors of Epidermal Derived Growth Factor Receptor (“EGFR”) and Vascular Endothelial Growth Factor (“VEGF”).

Two of the main companies pursuing cancer drugs for metastatic cancer are:

Company	Product	Status
Genentech Inc.	Herceptin®	Approved for the treatment of HER2 positive metastatic breast cancer.
Genentech Inc.	Avastin®

Approved for use in combination with intravenous 5-Fluorouracil-based chemotherapy as a treatment for patients with first-line — or previously untreated — metastatic cancer of the colon or rectum.  Genentech is pursuing a late-stage clinical development program with Avastin® evaluating its potential use in metastatic colorectal, renal cell (kidney), breast and non-small cell lung cancers.

OSI Pharmaceuticals, Inc.	Tarceva®

Approved for metastatic non-small cell lung cancer in combination with gemcitabine chemotherapy for the treatment of locally advanced, inoperable or metastatic pancreatic cancer in patients who have not received previous chemotherapy and pancreatic cancer.

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

In preclinical animal tests, CTCE-0214 mobilized cells that express the SDF-1 receptor, CXCR4, including neutrophils, platelets and hematopoietic progenitor cells, raising the animal’s level of cells in the blood.  We have shown in the laboratory that CTCE-0214 is an agonist of SDF-1 by its competition against SDF-1 in binding to cells bearing CXCR4.  Upon binding, CTCE-0214 induces a host of cellular activation responses, specifically mobilization of the cell.  In preclinical animal models, CTCE-0214 is effective in significantly raising the level of neutrophil, platelet and hematopoietic progenitor cells in the blood.  The lack of adverse effect towards blood cell and bone marrow cells demonstrates its low toxicity and good tolerability.  In addition, our animal model statistics have shown that our drug candidate may increase the benefits of Neupogen®, currently the main drug in use for immune system recovery.

One possible market for CTCE-0214 is for cancer patients undergoing myelosuppressive chemotherapy.  CTCE-0214 has the potential to restore infection-fighting neutrophils and platelets to prevent bleeding.  In this clinical scenario, patients might be able to receive aggressive chemotherapy by minimizing delays caused by infection, low white blood cell counts and/or low platelet counts.  We have discovered in a Phase I clinical trial in healthy human volunteers that CTCE-0214 injected in a single subcutaneous dose increased the number of neutrophils in the blood stream by approximately 300% over the number of neutrophils in the blood stream of the control.

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

We initiated a Phase I clinical trial under a U.S.- Investigational New Drug application in Tacoma, Washington in the fourth quarter of 2004.  In June 2005, we announced preliminary results of this trial. The trial demonstrated that CTCE-0214 is associated with significant increases in total white blood cell and neutrophil counts in healthy volunteers treated at the highest dose. In the highest dose cohort, investigators observed up to a 300% increase in neutrophils compared to a placebo when measured from baseline within 6 hours of dosing (p<0.05) as well as a dose-dependent increase in neutrophil counts from baseline at 6, 12 and 24 hours after injection.  The primary objective of the Phase I study was to evaluate the safety of CTCE-0214, how it works in the body, as well as, how it is metabolized following a single subcutaneous injection. The randomized, double-blind, placebo-controlled dose-escalation trial enrolled 24 subjects in six dose-escalation groups. These tests indicated that no serious adverse events occurred in any of the dose levels studied. Common effects included injection site pain and erythema (injection site redness) which were transient and resolved without intervention.

The table below provides a summary of the CTCE-0214 clinical plan.

Description	Clinical Phase	No. of Subjects	Duration	Location(s)
Single-Dose Safety Study in Healthy Volunteers to Assess Safety and Preliminary Efficacy	I (Completed)	24	6 months	Tacoma, Washington
Three Stage Single and Multi-Dose Study in Healthy Volunteers to Assess Safety and Preliminary Efficacy	I (Commenced in 4th quarter of 2005)	approx. 50	Approx. 9 months	Tacoma, Washington

If PPDI exercises its option to license CTCE-0214 after Phase I clinical trials, then PPDI would fund and carry out the Phase II and Phase III clinical trials. If PPDI does not exercise its option, then we will evaluate the feasibility of proceeding with, and funding a Phase II study internally, or with another partner.

Market Potential for CTCE-0214

CTCE-0214 is a potential therapy for patients with chemotherapy induced neutropenia and thrombocytopenia.  In addition, we will target other diseases or disorders that cause neutropenia or thrombocytopenia.  World-wide sales of neutropenia treatments in 2003 were approximately $3 billion and are projected to increase to over $4.5 billion by 2008 according to Business Communications Company, Inc.  Another potential application of CTCE-0214 is for enhancing stem cell mobilization from the bone marrow to the blood prior to blood transplantation.  In 2002, there were approximately 45,000 blood and marrow transplants world-wide, according to the International Bone Marrow Transplant Registry.

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

CTCE-0214 does not work on the same target as Neupogen®, but focuses on a different part of the cell.  We hope to show that our drug will be more effective than currently available drugs.

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

Other Drug Candidates

CTCE-0324

We believe, based on our research in animal models, CTCE-0324 increases the number of primitive stem cells, which have the potential to turn into the cells that comprise blood vessels.  Formation of the new blood vessels, known as angiogenesis or neovascularization, is a critical process in increasing blood supply to the areas of the body where vessels are occluded or have died.  Approximately 10 million Americans suffer from a condition referred to as peripheral arterial disease or PAD according to Medical Update - “Shaping the Future of Medicine”. This problem occurs most often in diabetics as well as elderly patients. The incidence of this disease increases with age. In western countries, approximately 5% of men aged 55-64 years and 3% of all women will have symptomatic PAD of the lower limbs. Out of this population, 30% have pain at rest with 5% to 10% requiring amputation in spite of treatment with medication, surgical bypass and angioplasty, according to The Practitioner, “Western Countries: Lower Limb Occlusive Disease”.

We are currently in the research and preclinical testing phase with CTCE-0324. We intend to carry out further animal testing of the compound to determine the potential of this agent for peripheral arterial disease.

Other CTCE Compounds

We are working with our compound CTCE-0422 for evaluation in infectious disease applications.  CTCE-0422 may have application in recruiting infection fighting cells.  We are also working with our compound CTCE-0501 for evaluation in patients afflicted with a stroke.  CTCE-0501 may have application in inhibiting platelet formation thereby preventing clots which can cause stroke.

Various Products Stage of Development

The chart below sets out our drug candidates and their respective stages of development:

Product		Indication	Research/ Preclinical	Phase I	Phase II	Phase III	Market

1.	CTCE-9908	Oncology- anti-metastasis

2.	CTCE-0214	Hematological support; neutrophil and platelet regeneration and stem cell mobilization

3.	CTCE-0324	Peripheral Arterial Disease

4.	CTCE-0422	Infectious Disease

5.	CTCE-0501	Stroke

Intellectual Property

We regard the protection of our intellectual property to be critical to the success of our business and accordingly, we actively seek patent protection for our intellectual property.  The following is a summary of our patents issued and pending in the United States (US), certain countries of Europe (EP), Australia (AU), Canada (CA), Japan (JP) and Brazil (BR):

	Patents Issued	Patent Applications(3)	Subject
1.	US 6,706,767 B2 Expires Jan. 22, 2021		Therapeutics for chemokine mediated diseases
2.	EP 1,286,684(1)(4): UK 1,286,684(1) FR 1,286,684(1) DE 60,103,052(1) Expiring May 9, 2021	CA 2,408,319(1) JP 2001-581,849(1) AU 2001258110(1) US 10/945,674 (1)	CXCR4 antagonist treatment of hematopoeitic cells
3.	US 6,693,134 Expires Nov. 13, 2021		Bicyclic aromatic chemokine receptor ligands
4.	US 6,515,001 Expires Mar. 5, 2021		IL-8 receptor ligands-drugs for inflammatory and autoimmune diseases
5.	AU 762,472(2) EP 1,061,944(2)(5): FR 1,061,944(2) UK 1,061,944(2) IT 1,061,944(2) DE 69,914,463(2) US 6,946,445 Expiring Mar. 12, 2019 US 6,875,738 Expiring Aug. 16, 2019	CA 2,322,764(2) JP 2000-536,397(2)	Therapeutic chemokine receptor antagonists
6.	EP 1,276,493(1)(5): UK 1,276,493(1) FR 1,276,493(1) IT 1,276,493(1) DE 60,106,0028(1) AU 20012522081(1) Expiring Apr. 12, 2021	US 10/086,177(1) BR PI 0110049-1(1) CA 2,405,907(1) JP 2001-574,131(1) AU 2005201244	CXCR4 agonist treatment of hematopoietic cells
7.		US 10/222,703	Novel chemokine mimetics synthesis and their use
8.		US 10/243,795	Design of chemokine analogs for treatment of human diseases
9.	US 6,831,101 Expires Nov. 13, 2021		Tricyclic terpenes of the family of abietic acid as rantes inhibitor
10.		US 10/932,208	Mimetics of Interleukin-8 and methods of using them in the prevention, treatment, diagnosis, and ameliorization of symptoms of a disease
11.		Application number not yet assigned (filed Jan. 4, 2006)	Design of CXC chemokine analogs for the treatment of human diseases
12.		US 60/735186	Platelet Factor-4 (PF-4) analogs and their use

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

The Pharmaceutical Market

The pharmaceutical market in general has grown at rates above GDP growth.  According to IMS World Review 2005, audited pharmaceuticals sales grew at 7% in constant dollars to $550 billion in 2003.

Cytokines and cytokine targeted drugs are a class of drugs that are being developed by biotechnology companies.  The following table sets forth certain information, including approximate sales, for some well-known cytokines and peptide based drugs. At this time, we know of no chemokine-based drugs on the market.

Company	Drug	Sales (full year 2004) (in Millions)
Amgen Inc.	Epogen®	$5,100
	Aranesp®
	Neupogen®	$2,900
	Neulasta®
	Enbrel®	$1,900
Biogen Inc.	Avonex®	$1,400
Chiron	Betaseron®/Betaferon	$694(1)
	Proleukin®	$129
Genentech	Herceptin®	$483
	Rituxan®	$1,711
	Avastin	$555(2)
Johnson & Johnson	Eprex/Procrit®	$3,590
Schering AG	Betaseron®/Betaferon	EURO782(1)
Serono	Rebif®	$1,091

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

Employees

We are an early-stage biotechnology development company and, as of March 16, 2006, we had 22 full-time employees between Globe Laboratories Inc. (14), which provides research on our behalf, and us (8).  We also employ consultants on various projects from time to time.  We have entered into employment agreements with certain officers and key employees. No employees are covered by a collective bargaining agreement.

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

Since our competitors keep this type of information confidential, we do not know where they stand in developing competing products. As a result, we might be using our resources, to develop products that will face such competition from our competitors and our products might not be successful in the marketplace. Our future success depends on our ability to timely identify new market trends and develop, introduce and support new and enhanced products on a successful and timely basis.  We might not be successful in developing or introducing to the market our products.  If we fail to develop and deploy new products on a successful and timely basis, we will be non-competitive and unable to recoup the research and development and other expenses we incur to develop and test new product candidates.

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

We have developed a particular skill in creating chemokine based product candidates. Biotechnology and related pharmaceutical technology are subject to rapid and significant change. Our success will depend in large part on our ability to maintain a competitive position with respect to our chemokine products in comparison to technologies that might be developed.  If we are unsuccessful in our ongoing development activities, our current compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with the development of these product candidates.

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

From the date of incorporation to December 31, 2005, our accumulated losses are approximately $17.0 million.  Since inception we have earned no revenues from the sale of any of our product candidates.  We expect expenses and losses to increase in the near term as we fund research and development and general and administrative expenses.  We expect to continue to incur substantial operating losses unless and until product sales and royalty payments generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

Since inception to December 31, 2005, we have raised approximately $21.8 million, net of offering costs, from the sale of equity securities, including proceeds from our initial public offering in December 2004.  Although we believe our current resources and the funds raised through our private placement completed in March 2006 will provide funds for our operations through June 30, 2007, we will require substantial additional funds for further research and development, planned clinical trials and regulatory approvals.  Our planned cash requirements may vary materially in response to a number of factors, including research and development on our products, clinical trial results, changes in any aspect of the regulatory process, and delays in obtaining regulatory approvals. We may seek further funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources.  Further equity financings may substantially dilute shareholders’ investment in our shares. If we cannot obtain the required additional funding, then investors will not be able to recoup their investment or to profit from their investment.

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

For example, Pharmaceutical Product Development, Inc. has invested in our preferred shares and, on a fee-for-services basis, managed certain preclinical trials and preparation of our Investigational New Drug application of our product candidate, CTCE-0214.  We may enter into additional corporate agreements to develop and commercialize product candidates. We might not be able to establish such additional collaborations on favourable terms, if at all, or guarantee that our current or future collaborative arrangements will be successful.  In addition, third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us.

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

Since Dr. Hassan Salari is indirectly a large beneficial shareholder and has significant influence over our business and affairs, the election of our directors and the outcome of most corporate actions requiring shareholder approval, shareholders will have diminished influence on our management and our business decisions.

Dr. Hassan Salari is, indirectly, a significant shareholder, President and Chief Executive Officer.  Dr. Salari’s family currently is the beneficial owner of 6,247,101 common shares held by Pacific Medical Corp., which represents approximately 17.9% of our voting common shares and voting series A preferred shares as of March 10, 2006.  Consequently, Dr. Salari has significant influence over our business and affairs, the election of our directors and over determining the outcome of most corporate actions requiring shareholder approval, including any merger, acquisition, consolidation or sale of all or substantially all of our assets. If he makes inappropriate decisions, our shareholders will suffer a decline in the value of their shares.

Sales of our common shares which are presently owned by our directors and officers could reduce the market price of our common shares when the resale restrictions expire.

Dr. Salari and other directors and officers own approximately 18.0% of our outstanding voting shares.  The common shares controlled by Dr. Salari and other directors and officers are subject to escrow and or other restrictions on resale.  At the completion of our initial public offering, there were a total of 6,247,101 common shares subject to the escrow requirements of Canadian National Policy 46-201 or approximately 17.9% of our outstanding voting shares.  On December 30, 2004, after the listing of the common shares for trading on the Toronto Stock Exchange as an established issuer, as defined in NP46-201, 25% of the common shares held in escrow were released from escrow and 25% were released on June 30, 2005 and on December 30, 2005 and 25% will be released on June 30, 2006.  In addition, a total of 6,000,001 common shares held by Pacific Medical Corp., a company of which Dr. Hassan Salari is one of the beneficial owners, may be sold under Rule 144 subject to their release from escrow and volume limitations in any three month period of the higher of (i) 1% of our total issued and outstanding common shares; and (ii) the weekly trading volume for the four weeks preceding the sale, as long as Pacific Medical Corp. holds greater than 10% of our issued and outstanding common shares or Dr. Hassan Salari is an affiliate of us.  Once the restrictions fall away, Dr. Salari and our directors and officers may sell their shares in the market.  If Dr. Salari and our directors and officers sell substantial amounts of shares upon release from escrow, the market price of our common shares will decline.  The interests of our current management might conflict with shareholders’ interests.  Accordingly, if they sell their shares, the price of shareholders’ shares might decline.

Our common shares are listed on the Toronto Stock Exchange and not on any U.S. exchange.

Our common stock is listed on the Toronto Stock Exchange (TSX) and not on any exchange in the United States. Accordingly, investors in the United States may find it more difficult to buy and sell shares than if our common shares were traded in the United States. Furthermore, we do not currently meet the listing standards for the NASDAQ stock exchange, the New York Stock Exchange and the American Stock Exchange and do not know when or if we will ever meet such listing standards. Accordingly our common shares might have less liquidity than if our common shares were listed on such exchanges.  Although our common shares have been approved for inclusion on the OTC Bulletin Board, the securities have been thinly traded, and there can be no assurance that a more fluid trading market for the securities will develop or that, if developed, it will be sustained.  The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and purchasers of our shares may be unable to resell the securities at or near their original price or at any price.  Although we are listed in Mergent’s Manuals and our shares qualify for secondary trading in numerous states in the United States, only a limited trading market has yet developed as a result of such listing and qualifications. We are uncertain whether a robust trading market in our shares will develop in the United States.

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

On May 6, 2004, we completed a Regulation S offering of 1,697,715 units with each unit consisting of one common share and one share purchase warrant.  In addition we issued to Canaccord Capital Corporation (“Canaccord”) 528,977 common shares and 664,794 warrants to purchase common shares as compensation in the Regulation S offering.  Each warrant entitles the holder thereof to purchase an additional common share at a price of CDN$1.00 until May 6, 2006.

Our registration statement that became effective on December 17, 2004, and amended on April 22, 2005, covers the offer and sale from time to time of the common shares issued to the investors in the Regulation S offering and the common shares to be issued upon the exercise of the share purchase warrants issued to the investors in the Regulation S offering.  The maximum number of common shares that may be resold by these investors or selling shareholders pursuant to the registration statement is 2,226,692 common shares directly owned. In addition, the selling shareholders and Canaccord may exercise their warrants for our common shares at any time through May 6, 2006, and resell such shares pursuant to the prospectus contained in the registration statement.  The total number of common shares subject to such warrants is 2,362,509.  Further, we issued to Canaccord, one of our agents in our initial public offering, in connection with our public offering, 100,000 common shares. In connection with our initial public offering, we also issued to our selling agents warrants to purchase a maximum of 1,472,000 common shares. We have registered the common shares underlying the warrants for resale by the warrant holders, and they may resell such common shares at anytime and in compliance with the then applicable laws and regulations.  We intend to keep such registration statement current through May 6, 2006. If it is not kept current, then the shareholders will not be able to sell their shares unless an exemption from registration is available.

The selling shareholders have indicated that they are acting independently of us in determining the manner and extent of sales of the common shares and warrants included in this offering.  We will receive none of the proceeds of such sales.  Selling shareholders have exercised 1,042,586 warrants as of March 10, 2006.

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

Our common shares have been publicly traded only since December 2004. We only have 32,889,792 common shares outstanding as of March 10, 2006, and our common stock is thinly traded. For example, in the five business days prior to March 10, 2006, the average daily trading volume of our common stock was 34,540 on the Toronto Stock Exchange and 11,920 on the OTCBB. The market price of our common stock could become subject to significant fluctuations. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

Special note regarding forward-looking statements

This annual report contains forward-looking statements that reflect our current views with respect to future events and financial performance. In some cases, shareholders’ can identify forward-looking statements by words like “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project”, “plan”, “may”, “should”, “potential” and “continue”.

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

The forward-looking statements included in this annual report are subject to risks, uncertainties and assumptions about us.  Our actual results of operations may differ materially from the forward-looking statements as a result of, among other things, the success or failure of our clinical trials, the speed at which our clinical trials progress, the success of our competitors in developing products equal or superior to ours and the timing of their development of such products, the success of our collaborative relationships and the other reasons described under "Risk Factors".  Except for our ongoing obligations to disclose material information under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report might not occur.

ITEM 2.

DESCRIPTION OF PROPERTY

We lease our laboratory and office facilities in Vancouver, B.C., under operating leases which expire at various dates ending July 31, 2008. As of December 31, 2005, we are obligated to make minimum lease payments totaling $221,000 to the end of July 2008.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2005, we held our annual shareholders meeting. Our shareholders elected Dr. Hassan Salari, Michael Evans, Matthias Kurth, John Osth and C. Richard Piazza as directors to serve for the next year and until their successors are elected and qualified. The shareholders voted for these directors as follows: Dr. Salari received 17,986,051 votes; Mr. Evans received 18,011,051 votes; Mr. Kurth received 18,011,051 votes; Mr. Osth received 18,011,051 votes; and Mr. Piazza received 18,011,051 votes. 492,890 votes were withheld from each of Messrs Evans, Kurth, Osth and Piazza, who were elected. 517,890 votes were withheld from Dr. Salari, who was elected.

In addition, our shareholders voted to increase the authorized shares of stock, par value $0.001 per share, of the Company from 56,000,000 shares of stock to 106,000,000 shares of stock, consisting of 100,000,000 shares of common stock and 6,000,000 shares of preferred stock. 16,948,093 shares voted for the increase in authorized shares.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has traded on the Toronto Stock Exchange under the ticker symbol “CTI” since December 30, 2004.  Prior to that time, there was no public market for our common stock. The table below lists the quarterly high and low closing sales prices for our common stock as reported by the Toronto Stock Exchange for the periods indicated. As of March 16, 2006, the closing sale price for our common stock was CDN$1.25 per share.

	High (CDN$)	Low (CDN$)
2004
Fourth Quarter	1.05	1.00
2005
First Quarter	1.50	0.98
Second Quarter	1.30	0.95
Third Quarter	1.43	0.89
Fourth Quarter	1.35	1.03

Holders

On March 16, 2006, there were approximately 154 shareholders of record of our common stock. This number does not include beneficial owners of our shares whose shares are held in street name by broker-dealers.

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

Recent Sales of Unregistered Securities

We have financed our research and development activities, and our general business operations through the private issuance of securities under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), under Regulation S as promulgated by the Securities and Exchange Commission, and under Rule 701 as promulgated by the Securities and Exchange Commission. We describe below all the securities we have sold from January 1, 2003, through December 31, 2005 without registering the shares under the Securities Act.

From May 2003 through March 2004, we issued 769,184 common shares in a private placement at a prices ranging from $1.25 to $1.35 per share, receiving $979,000 in proceeds. We did not engage any underwriter. We sold our shares to accredited investors only. We relied on the exemption from registration contained in Section 4(2) of the Securities Act. In this private placement, we relied on the exemptions under Rule 506 of Regulation D as promulgated by the Securities and Exchange Commission and Section 4(2) of the Securities Act. Several days before we would accept a subscription from an investor, we gave each investor an opportunity to ask questions of and to receive answers from us and our officers and directors concerning the terms and conditions of each Regulation D offering.  We provided the investors all of the information they requested. In conducting the offerings under Regulation D, we did not use any form of general solicitation or general advertising.  The investors were personal acquaintances of our officers and directors, or were referred to us by such acquaintances. We informed each investor that the sale of securities was a "private placement" and that the common shares may not be resold without registration under the Securities Act unless there is an exemption from registration available.  We required each investor to complete a subscription agreement and questionnaire. We used these documents to determine that each investor was an accredited investor. These documents also establish that each investor purchased the securities for his own investment and not with a view to resale or further distribution.  The investor acknowledged that our common shares had not been registered under the Securities Act and may not be resold without registration under the Securities Act unless there is an exemption from registration available. We placed a legend on each certificate stating that the shares represented by the certificate had not been registered and that the shares could not be resold without registration under the Securities Act unless there is an exemption from registration available.  Accordingly, we believe that each offering complied with the requirements of Rule 506 of Regulation D and Section 4(2) of the Securities Act, and that if the offerings were deemed to be one integrated offering, the integrated offering as a whole has been in compliance with Rule 506 of Regulation D and Section 4(2) of the Securities Act.

In May 2004, we issued 1,697,715 units at a price of CDN$0.70 per unit for gross proceeds of CDN$1,188,400 in a Regulation S offering. Each “Unit” was comprised of one common share and one share purchase warrant. Each such warrant entitles the holder thereof to purchase an additional common share at a price of CDN$1.00 for a period of 24 months after the closing date of the Regulation S offering. We conducted this Regulation S offering in Canada with the assistance of Canaccord Capital Corporation, a Canadian broker-dealer. Each investor in this offering is a Canadian resident. Each share certificate contains a legend that the securities are restricted and may not be resold unless the shares are registered or an exemption from registration is available. The agency agreement between Canaccord and us, and each subscription agreement executed by an investor, includes the provisions required by Regulation S so that the offering would comply with Regulation S.

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

In 2004, we granted options to purchase up to 1,840,000 shares of common stock to 8 optionees in reliance on the exemption provided under Rule 701.  These options have an exercise price of CDN$1.00 per share, expire five years from date of grant and vest monthly, over a period of two years from the date of grant.

In December 2004 we issued 247,100 shares of common stock to Pacific Medical Corp. for settlement of $200,000 owing to Pacific Medical Corp.  The shares were issued at the close of our initial public offering and were priced at the offering price of CDN$1.00 ($0.81) per share.  The shares were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act.

In connection with our initial public offering pursuant to our registration statement that became effective on December 17, 2004, we issued warrants to our selling agents for the purchase of 1,472,000 shares of our common stock with an exercise price of CDN$1.00 per share, expiring on June 30, 2006. We issued these securities pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

Concurrent with our initial public offering, we renegotiated our agreements with Pharmaceutical Product Development, Inc., and issued warrants to Pharmaceutical Product Development, Inc. for purchase of 500,000 common shares, at a price equal to the initial public offering price.

In connection with our initial public offering pursuant to our registration statement that became effective on December 17, 2004, we issued 100,000 common shares to Canaccord Capital Corporation as a corporate finance fee, and we issued 60,000 warrants for the purchase of 60,000 common shares with an exercise price of CDN$1.00 per share, exercisable for eighteen months to The Equicom Group, Inc., as compensation for investor relations consulting. We issued these securities pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

In February 2005, we issued to Strategic Growth International, Inc. options to purchase 400,000 shares of common stock at $1.00 per share, exercisable for a period of 60 months, as consideration for services to us. We issued these securities pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.  On July 11, 2005, we terminated our agreement with Strategic Growth International, Inc. and 320,000 options were cancelled.

Small Business Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the year ended December 31, 2005.

Use of Proceeds from Sales of Registered Securities

On December 17, 2004, our registration statement on Form SB-2 (Registration No. 333-117858) was declared effective for our initial public offering, pursuant to which we registered up to 16,000,000 shares of common stock to be sold by us, and an additional 2,400,000 shares subject to an over-allotment or “greenshoe” option if there were sufficient demand for our common stock.  We also registered 5,089,201 common shares for sale by our shareholders. The selling shareholders may from time to time offer and sell all or a portion of their shares. We will not receive any of the proceeds from the shares sold by the selling shareholders.  The common stock was offered at a price of CDN$1.00 per share.  The offering was offered on a “commercially reasonable efforts” basis.  The offering closed on December 30, 2004, after the sale of a total of 16,000,000 shares of our common stock and the “greenshoe” was exercised, in full, on January 31, 2005. Gross proceeds of the offering including the greenshoe were CDN$18,400,000 or $15,203,518 and net proceeds of $13,300,563 net of agent’s commissions of $1,140,264 and $762,692 for expenses in connection with the offering (including legal, accounting, translation, filing fees and printing costs).  No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities, or to our affiliates.  We intend to use the net proceeds of the offering to fund the costs of certain of the pre-clinical and clinical trials of our drug candidates, CTCE-9908, CTCE-0214 and our earlier stage compounds, fund capital expenditures and laboratory and office leasehold improvements and fund research and development of new drug candidates.  The net proceeds will also be used to fund our general and administrative expenses for a minimum of two years.

ITEM 6.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Shareholders should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-KSB.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

All references to “$” or “dollars” in this discussion and analysis are to U.S. dollars unless otherwise noted.

Overview

We are in the biotechnology business with a focus on the discovery and development of protein based drugs.  In particular, we focus on the area of chemokines, proteins which regulate a large number of physiological functions.  Since inception on July 15, 1998, we have established and are developing five drug candidates.  Two of our drug candidates are in human clinical trials.  These two drug candidates are CTCE-9908 and CTCE-0214, indicated for the prevention of the metastasis of cancer tumors and for hematological support, respectively.  Our other three drug candidates are in preclinical development in the areas of neovascularization, CTCE-0324, infectious disease, CTCE-0422, and stroke, CTCE-0501. In addition, we maintain drug discovery programs to identify new drug candidates.

Limited Operating History

Since inception we have been in the development stage.  From inception to December 31, 2005, our accumulated deficit was approximately $17.0 million.  We expect to continue to incur operating losses in the near term as we fund clinical trials and until such time as product sales and/or royalty payments generate sufficient revenues to fund continuing operations.

We raised a total of CDN$18,400,000 in an initial public offering, including the exercise of the over-allotment or “green shoe” option in December 2004 and January 2005.  On March 22 2006 the Company entered into a private placement and issued a total of 6,471,698 common shares for gross proceeds of $ 5,882,857 (Cdn$ 6,860,000) and net proceeds after commissions of $ 5,587,428 (Cdn$ 6,515,500). Management believes that these funds, together with current working capital, will be sufficient to fund the Company’s operations through June 30, 2007.  If we need additional funds to continue to advance the development of our drug candidates and such funds are not available in a timely matter or at a reasonable cost, we will either have to suspend operations until funds become available, or cease operations entirely.

Research and Development

Our research and development expenses consist primarily of costs associated with the clinical trials of our drug candidates, compensation and other expenses for research and development personnel, manufacturing of compounds, facility costs, supplies and materials, costs for consultants and related contract research and depreciation.  We engage Globe Laboratories Inc. to carry out our research and development under contract.  Globe Laboratories is controlled by Dr. Salari, our President and Chief Executive Officer and is engaged in research for us on a contracted operating cost basis plus a 2% margin.  Pursuant to a development agreement between us and Globe Laboratories, all proprietary interest, including all patent rights, trademarks, copyright, trade secrets and confidential information of the research and development conducted by Globe Laboratories on our products is our exclusive property.  Globe Laboratories is eligible for Canadian scientific research and experimental tax credits.

Our research and development activities are primarily focused on the clinical trials of CTCE-9908, a drug candidate for the prevention of metastasis of cancer tumors, and CTCE-0214, a drug candidate for hematological support.  We are responsible for all costs incurred in the research and development program of these two lead drug candidates.  Our research and development activities also include three other drug candidates that we intend to test in animal models of peripheral arterial disease, infectious disease and stroke.

We expect our research and development expenses to increase as we continue work on our drug candidates and to expand our research and development programs.  Over the next twelve months, our product research and development plan is summarized as follows:

•

Prepare for and commencement of Phase I/II clinical trials for CTCE-9908, our anti-metastasis drug candidate.

•

Conduct additional Phase I clinical trials for CTCE-0214, our hematological support drug candidate.

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

Strategic Relationship and Partnering Strategy

We have a strategic relationship with Pharmaceutical Product Development, Inc. (“PPDI”).  PPDI acquired 2,000,000 series “A” preferred shares through an investment of $2,700,000.  PPDI holds approximately 5.7% of our voting securities.  PPDI also holds share purchase warrants entitling them to purchase an additional 500,000 common shares at an exercise price equal to CDN$1.00 per share expiring on December 29, 2007.  As part of the strategic relationship, PPDI has obtained an option, exercisable for up to 90 days, to license CTCE-0214 following completion of the Phase I clinical trials.  If PPDI exercises its licensing option to license CTCE-0214 after Phase I clinical results, PPDI will assume all costs of further development of this drug candidate.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting and business development functions.  Other costs include consulting, legal and accounting services fees, investor relations, patent fees, marketing and promotion and facility costs not otherwise included in research and development expenses.

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

Critical Accounting Policy

Our discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  Differences between U.S. and Canadian GAAP are presented in Note 16 to our annual financial statements.  The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  We review our estimates on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  While our significant accounting policies are described in Note 2 to our annual financial statements, we believe the following accounting policy to be critical.

Stock-Based Compensation

We account for our employee stock-based compensation plans under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).  We present the pro forma impact of adopting the fair value based method of accounting, as promulgated by Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” in the notes to our financial statements. On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative for the first interim or annual reporting period that begins after December 15, 2005. The company expects to adopt Statement 123(R) for its first interim period beginning January 1, 2006, and expects there to be no material impact on the Company’s consolidated financial position or results of operations.

Results of Operations

Twelve Months Ended December 31, 2005 and 2004

Revenues.  During the twelve months ended December 31, 2005, we recorded revenues of $275,000 from a research collaboration with Procter & Gamble Pharmaceuticals, Inc. (P&GP).  The research collaboration involved a nine month study period under which P&GP evaluated our compounds for cardiovascular applications.  We had no revenues in the twelve months ended December 31, 2004.

Research and development.  Research and development expenses were $3,697,005 during the twelve months ended December 31, 2005, compared to $1,786,427 recorded for the twelve months ended December 31, 2004.  Research and development expenses in the current year were primarily attributable to preclinical and clinical studies, manufacturing of compound for clinical trials and research staff salaries.

During the year we completed a Phase I clinical study and began a second Phase I clinical study for CTCE-0214.  Direct costs for CTCE-0214 were approximately $1,874,000 for the twelve months ended December 31, 2005 compared to approximately $1,289,100 for the twelve months ended December 31, 2004.

Direct costs for CTCE-9908 were approximately $1,276,800 for the twelve months ended December 31, 2005, and included manufacturing of compound and preparatory work for Phase I/II clinical trials.  Comparative costs were approximately $256,800 for the twelve months ended December 31, 2004.  We anticipate entering Phase I/II clinical trials for CTCE-9908 by the beginning of the second quarter of 2006.

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

General and administrative.  General and administrative expenses were $2,667,290 for the twelve months ended December 31, 2005, compared to $1,284,501 in the prior year.  The increase reflects higher professional fees for accounting and legal services and additional salary costs for employees we hired to assist us in managing the growth of our company as well as with the compliance as a publicly reporting company under Canadian and U.S. securities laws.  Other general and administrative expenses included patent costs, consulting, marketing and promotion expenses incurred for investor relations and business development.

Stock-based compensation.  A higher market share price at the end of the year compared to the market share price at the  beginning of the year resulted in a non-cash expense of $289,533 for stock-based compensation recorded under variable accounting.  The stock options that this expense applies to are stock options that were granted in 2004.  The comparative stock-based compensation expense recorded for the twelve months ended December 31, 2004 was $51,581.

Other income.  We realized other income of $231,654 for the twelve months ended December 31, 2005, compared to $12,692 for the twelve months ended December 31, 2004.  Other income consisted primarily of interest earned on cash balances and investments which benefited from increasing interest rates throughout the 2005 year.

Net loss.  We incurred a net loss of $6,020,166 ($0.19 per share) during the twelve months ended December 31, 2005 compared to $3,095,240 ($0.26 per share) during the twelve months ended December 31, 2004. The increase in our net loss resulted principally from the increase in research and development expenditures as well as the increase in our general and administrative expenses and stock-based compensation as described above.

Liquidity and Capital Resources

Since inception substantially all of our operations have been financed through the private and public offerings of equity securities. Through December 31, 2005, we received net proceeds of approximately $21.8 million from the issuance of shares of preferred and common stock.  As of December 31, 2005, we had funds available of $6,346,923.  We invest our surplus cash in redeemable, government treasuries and other investment grade commercial paper with maturities of under two years.

On December 29, 2004, we closed our initial public offering of 16,000,000 shares of our common stock.  The common stock was offered at a price of CDN$1.00 per share for gross proceeds of CDN$16,000,000 or $13,264,799 and net proceeds of $11,576,484 after agent’s commissions of $994,860 and expenses in connection with the offering (including legal, accounting, translation, filing fees and printing costs) of $693,455.  The agents were also issued 1,280,000 warrants.  The over-allotment or “greenshoe” option of the initial public offering was subsequently exercised, in full, on January 31, 2005 for gross proceeds of CDN$2,400,000 or $1,968,651.

For the twelve months ended December 31, 2005, we used net cash of $6,435,948 in operating activities consisting primarily of the net loss for the period of $6,020,166.  Other uses of cash were a $359,968 decrease in accounts payable and accrued liabilities offset by a $289,533 non-cash stock-based compensation charge.

Financing activities during the twelve months ended December 31, 2005, were $1,690,240 comprised primarily of gross proceeds of $2,023,872 from the exercise of the greenshoe option of our initial public offering, offset by $213,682 in offering costs. Financing activities included the net repayment of funds of $118,105 due to our affiliate Globe Laboratories Inc., a company that carries out research and development activities.   During the year, we entered into a capital lease of CDN$41,628 for equipment and invested $343,847 primarily in equipment and leasehold improvements.

On March 22 2006, we entered into a private placement and issued a total of 6,471,698 common shares for gross proceeds of $ 5,882,857 (Cdn$ 6,860,000) and net proceeds after commissions of $ 5,587,428 (Cdn$ 6,515,500). Management believes that these funds, together with current working capital, will be sufficient to fund our operations through June 30, 2007.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

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

Long Term Obligations

We lease our office facilities under operating leases which expire at various dates ending July 31, 2008.  We are  obligated to make the following minimum lease payments under our operating leases in each of the fiscal years ending December 31:

2006	99,100
2007	79,300
2008	42,600
$221,000

We have entered into a capital lease for certain laboratory equipment.  As of December 31, 2005, future minimum lease payments under the terms of the capital lease in each of the fiscal years ending December 31 are as follows:

2006	13,414
2007	13,414
2008	8,951
$35,779

We have entered into various research and development agreements with third parties to perform research and development services on our behalf.  We are committed to pay $1,689,875 in respect of contracts in place at December 31, 2005.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Transactions with Related Parties

During the years ended December 31, 2005 and 2004, we paid $3,180,452 and $1,124,826, respectively, to Globe Laboratories Inc., a corporation controlled by Dr. Hassan Salari, our Chief Executive Officer, for research expenses.  Globe Laboratories Inc. is operated independently of us, is entitled to scientific research and experimental tax credits and is engaged in chemokine research for us on a contracted operating cost basis plus a 2% margin. We believe the terms of this arrangement are as favorable to us as we could have obtained from unrelated third parties.

During the year ended December 31, 2005, we paid board compensation to our non-management directors of $71,750.  There was no board compensation during 2004.  During the year ended December 31, 2004, we paid $121,863 to various directors for management and consulting services provided.

We accrued management fees of $62,500 and paid $22,500 for the three months ended March 31, 2004, payable to Pacific Medical Corp., a corporation of which Dr. Hassan Salari, our President and Chief Executive Officer is one of the beneficial owners.  These accrued management fees and payments were for services related to fund raising and business development. The management fees payable did not bear interest. We believe the terms of this arrangement were as favorable to us as we could have obtained from unrelated third parties.  This management agreement terminated on March 31, 2004 and provided for repayment of management fees at our discretion in cash or in common shares. We paid $200,000 of the outstanding $548,780 obligation to Pacific Medical Corp. in common shares issued at the price of $0.81 or CDN$1.00 per share at the close of our initial public offering on December 30, 2004 and $348,780 in cash.

We lease office space of 1,200 square feet in Vancouver, B.C., from Salari Enterprise Ltd., at the rate of CDN$2,000 per month. The monthly rent is the fair market rate for the market in Vancouver, B.C. The term of the lease commenced on January 1, 2003 and has been terminated effective June 30, 2006.  Salari Enterprise Ltd. is controlled by Dr. Hassan Salari, our President and Chief Executive Officer. During each of the years ended December 31, 2005 and 2004, we paid rent of CDN$24,000.  We believe the terms of this arrangement are as favorable to us as we could have obtained from unrelated third parties.

During the year ended December 31, 2005 and 2004 we purchased “key-man” life insurance on the life of Dr. Hassan Salari, our President and Chief Executive Officer, in the amount of CDN$3,000,000. We paid annual premiums of CDN$4,680 in each of 2004 and 2005. Dr. Salari’s family was a one-third beneficiary of this life insurance policy.  During the year ended December 31, 2005, this policy ended and we purchased “key-man” life insurance on the life of Dr. Hassan Salari, our President and Chief Executive Officer, in the amount of $3,000,000 exclusively for our benefit.

ITEM 7.

FINANCIAL STATEMENTS

Our financial statements required by this item are included after Part III, Item 14 of this Annual Report on Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROL AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 (the “Evaluation Date”). We conducted our evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based upon such evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

ITEM 8B

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 is set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption “Election of Directors,” “Executive Officers,” and “Compliance With Section 16(a) of the Exchange Act,” which is incorporated herein by reference.

ITEM 10.

EXECUTIVE COMPENSATION AND RELATED INFORMATION

The information required by this Item 10 is set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption “Executive Compensation,” which is incorporated herein by reference.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 11 is set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which is incorporated herein by reference.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” which is incorporated herein by reference.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

	EXHIBIT INDEX
Exhibit		Page Number/
Number	Description	Filing Method

3.1	Articles of Incorporation	(1)
3.2	Bylaws	(1)
4.1	See Exhibits 3.1 and 3.2
10.1	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999	(1)
10.2	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.	(1)
10.3	Employment Agreement dated April 1, 2004 between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(1)
10.4	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz	(1)
10.5	Employment Agreement dated May 14, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and David Karp	(1)
10.6	Escrow Agreement between Chemokine Therapeutics Corp., Pacific Corporate Trust Company and Pacific Medical Corp.	(4)
10.7	Loan and Stock Warrant Agreement dated October 16, 2002, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(1)
10.8	Option and License Agreement, dated April 15, 2003, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(1)
10.9	Agreement re: Exercise of Warrant dated April 15, 2003	(1)
10.10	Modification and Waiver Agreement, dated September 14, 2004, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(2)
10.11	2004 Consulting Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.12	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.13	Amendment to Employment Agreement dated with Dr. Hassan between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(2)
10.14*	Research and Development Agreement dated June 29, 2004, between Procter & Gamble Pharmaceuticals, Inc. and Chemokine Therapeutics Corp.	(2)

10.15	Lease Agreement dated January 1, 2003 between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.	(3)
10.16	Form of Warrant Agreement for investors in May 6, 2004, Regulation S offering	(3)
10.17	Agent Warrant Agreement for warrants issuable to agents upon closing of our offering pursuant to this registration statement	(4)
10.18	The 2004 Stock Option Plan	(2)
10.19	Amended Employment Agreement dated March 10, 2005, between Dr. Hassan Salari, our CEO, and President, and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.	(5)
10.20	Amended Employment Agreement dated March 10, 2005, between David Karp, our Chief Financial Officer and Corporate Secretary, and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.	(5)
14.1	Code of Ethics	(5)
21.1	List of Subsidiaries of Chemokine Therapeutics Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Certification Pursuant to U.S.C. 18 Section 1350

_____________

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

(3)

Previously filed on Amendment No. 2 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on November 26, 2004.

(4)

Previously filed on Amendment No. 3 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on December 17, 2004.

(5)

Previously filed on Form 10-KSB on March 15, 2005.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is set forth in our Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption “Ratification of Appointment of Independent Accountants” section of our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Page

Report of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets	39

Consolidated Statements of Operations	40

Consolidated Statement of Stockholders' Equity	41-43

Consolidated Statements of Cash Flow	44

Notes to the Consolidated Financial Statements	45-60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Chemokine Therapeutics Corp.

We have audited the accompanying consolidated balance sheets of Chemokine Therapeutics Corp. (a development stage company), as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related amounts included in the cumulative amounts for the period from inception (July 15, 1998) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chemokine Therapeutics Corp. (a development stage company), as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended, and the related amounts included in the cumulative amounts for the period from inception (July 15, 1998) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ M.D. Sassi Co.

San Francisco, California

March 10, 2006

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,719,163	$11,436,478
Investments (Note 3)	2,627,760	-
Amounts receivable	33,214	5,560
Prepaid expense and deposits	154,969	57,898

TOTAL CURRENT ASSETS	6,535,106	11,499,936

PROPERTY AND EQUIPMENT (Note 4)	351,438	19,625

LICENSE (Note 5)	23,993	31,687

DUE FROM AFFILIATES (Note 6)	91,783	-

	$7,002,320	$11,551,248

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$253,199	$613,167
Deferred revenue	-	275,000
Due to affiliates (Note 6)	-	26,322
Current portion of capital lease obligation (Note 7)	11,648	-

TOTAL CURRENT LIABILITIES	264,847	914,489

CAPITAL LEASE OBLIGATION (Note 7)	21,157	-

	286,004	914,489

COMMITMENTS (Note 12)

STOCKHOLDERS’ EQUITY (Note 8)

PREFERRED STOCK
Authorized – 6,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: 2005 – 2,000,000; 2004 – 2,000,000	2,000	2,000

COMMON STOCK
Authorized – 100,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: 2005 – 31,897,206; 2004 – 29,343,206	31,897	29,343

ADDITIONAL PAID-IN CAPITAL	23,717,965	21,620,796

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(17,035,546)	(11,015,380)

	6,716,316	10,636,759

	$7,002,320	$11,551,248

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

			Cumulative from inception on July 15, 1998 to
	Years ended December 31,		December
	2005	2004	31, 2005

REVENUE	$275,000	$-	$275,000

EXPENSES
Research and development	3,697,005	1,786,427	9,953,268
General and administrative	2,667,290	1,284,501	7,349,001
Stock-based compensation	289,533	51,581	374,034
Amortization of license	7,694	8,662	26,610
Depreciation of property and equipment	46,684	10,135	172,741
Foreign exchange gain	(181,386)	(33,374)	(293,820)

	6,526,820	3,107,932	17,581,834

OTHER INCOME	231,654	12,692	271,288

NET (LOSS)	$(6,020,166)	$(3,095,240)	$(17,035,546)

NET (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$(0.19)	$(0.26)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	31,605,162	12,059,677

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005

(Expressed in U.S. dollars)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 194,474	1,492,970	$1,493	-	$-	$1,677,746	$-	$-	$-	$1,679,239
Issuance of warrants for consulting services	-	-	-	-	139,725	-	-	-	139,725
Issuance of warrants for offering costs	-	-	-	-	62,871	-	-	-	62,871
Capital distribution on sale of subsidiary to related party	-	-	-	-	42,064	-	-	-	42,064
Net (loss)	-	-	-	-	-	-	-	(2,234,061)	(2,234,061)

Balances at December 31, 2002	9,820,230	9,820	150,000	150	5,137,398	-	-	(5,413,435)	(266,067)
Issuance of common stock net of offering costs of $ 130,628	577,852	578	-	-	644,395	-	-	-	644,973
Issuance of preferred shares	-	-	2,000,000	2,000	2,698,000	-	-	-	2,700,000
Issuance of warrants for consulting services	-	-	-	-	21,835	-	-	-	21,835
Issuance of warrants for offering costs	-	-	-	-	22,454	-	-	-	22,454
Net (loss)	-	-	-	-	-	-	-	(2,506,705)	(2,506,705)

Balances at December 31, 2003	10,398,082	10,398	2,150,000	2,150	8,524,082	-	-	(7,920,140)	616,490
Issuance of common stock net of offering costs of $ 2,234,671	17,915,714	17,916	-	-	12,144,538	-	-	-	12,162,454
Issuance of common stock for agent’s fee	628,977	629	-	-	352,054	-	-	-	352,683
Issuance of common stock for settlement of debt	247,100	247	-	-	199,753	-	-	-	200,000
Issuance of common stock for finder’s fees	3,333	3	-	-	4,497	-	-	-	4,500
Conversion of preferred stock to common stock	150,000	150	(150,000)	(150)	-	-	-	-	-
Issuance of warrants for consulting services	-	-	-	-	241,882	-	-	-	241,882
Issuance of warrants for offering costs	-	-	-	-	98,509	-	-	-	98,509
Issuance of warrants for finder’s fees	-	-	-	-	3,900	-	-	-	3,900
Stock-based compensation	-	-	-	-	51,581	-	-	-	51,581
Net (loss)	-	-	-	-	-	-	-	(3,095,240)	(3,095,240)

Balances at December 31, 2004	29,343,206	$29,343	2,000,000	$2,000	$21,620,796	$-	$-	$(11,015,380)	$10,636,759

See next page

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005

(Expressed in U.S. dollars)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$-	$-	$1,660,697
Conversion of warrants to common shares	102,000	102	-		85,050	-	-	-	85,152
Issuance of common stock	52,000	52	-	-	(52)	-	-	-	-
Issuance of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Issue of warrants for offering costs	-	-	-	-	14,888	-	-	-	14,888
Stock-based compensation	-	-	-	-	289,533	-	-	-	289,533
Net (loss)	-	-	-	-	-	-	-	(6,020,166)	(6,020,166)

Balances at December 31, 2005	31,897,206	$31,897	2,000,000	$2,000	$23,717,965	$-	$-	$(17,035,546)	$6,716,316

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

(Expressed in U.S. dollars)

			Cumulative from inception on July 15, 1998 to
	Years ended December 31,		December
	2005	2004	31, 2005

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(6,020,166)	$(3,095,240)	$(17,035,546)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	54,378	18,797	199,351
Common shares issued for
consulting services	-	16,305	1,033,669
Warrants issued for
consulting services	-	241,882	404,842
Options issued for
consulting services	-	-	87,968
Stock-based compensation	289,533	51,581	374,034
Decrease (increase) in
Amounts receivable	(27,654)	(5,060)	(33,214)
Prepaid expense and deposit	(97,071)	(44,832)	(154,969)
Increase (decrease) in
Accounts payable and
accrued liabilities	(359,968)	253,879	253,199
Management fees payable	-	(508,780)	-
Deferred revenue	(275,000)	275,000	-

	(6,435,948)	(2,796,468)	(14,870,666)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	2,023,872	14,380,821	24,157,653
Stock issued for settlement of debt	-	200,000	200,000
Offering costs	(213,682)	(1,775,080)	(2,548,368)
Net advances from director	-	304	-
Net advances from (repayment to) affiliates	(118,105)	322,664	(44,965)
Capital lease payment	(1,845)	-	(1,845)

	1,690,240	13,128,709	21,762,475

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	-	-	(4,754)
Purchase of investments	(2,627,760)	-	(2,627,760)
Payment under license agreement
(Note 5)	-	(38,470)	(50,603)
Purchase of property and equipment	(343,847)	(10,337)	(489,529)

	(2,971,607)	(48,807)	(3,172,646)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	(7,717,315)	10,283,434	3,719,163

CASH AND CASH EQUIVALENTS, beginning of period	11,436,478	1,153,044	-

CASH AND CASH EQUIVALENTS, end of period	$3,719,163	$11,436,478	$3,719,163

See Note 13.

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005 and 2004

(Expressed in U.S. dollars)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999 the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of December 31, 2005 the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development.  At December 31, 2005, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to December 31, 2005 of $ 17,035,546.

On December 30, 2004 the Company announced its initial Public Offering (“IPO”) and its common shares were posted for trading on the Toronto Stock Exchange under the trading symbol “CTI” and in June 2005, the Company began trading on the Over-the-Counter Bulletin Board under the symbol “CHKT”.  Under its IPO the Company sold 18,400,000 common shares, including common shares sold under an over allotment option for gross cash proceeds of $ 15,203,519 (Cdn$ 18,400,000).

The Company is subject to all of the risks inherent in an early stage business operating in the biotechnology industry. These risks include, but are not limited to, a limited operating history, limited management resources, and the challenges of bringing a drug through development to approval for sale. On March 22, 2006, the Company completed a private placement and issued a total of 6,471,698 common shares for gross proceeds of $ 5,882,857 (Cdn$ 6,860,000) and net proceeds after commissions of $ 5,587,428 (Cdn$ 6,515,500).  Management believes that these funds, together with current working capital, will be sufficient to fund the Company’s operations through June 30, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements are in accordance with generally accepted accounting principles in the United States of America.  Significant accounting policies utilized in the preparation of the financial statements are summarized below:

Basis of consolidation

The consolidated financial statements include the accounts of the Company, its former wholly-owned Canadian subsidiary, Chemokine Therapeutics Inc., through to June 9, 2002, the date of disposal of the subsidiary and its wholly-owed Canadian subsidiary Chemokine Therapeutics (B.C.) Corp.

Revenue recognition

Revenue is not recognized until the product or service has been delivered or otherwise earned, all contractual obligations have been satisfied and collection of amounts due to the Company is reasonably assured.  Amounts received by the Company prior to the recognition of associated revenue are reflected on the balance sheet as deferred revenue.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, balances with banks and short-term investments.  All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents.  The fair value of cash and cash equivalents approximates the amounts shown in the consolidated financial statements.

Investments

Investments consist of term deposits and investments in publicly traded debt securities with a maturity of less than one year but more than three months.  The Company records its investments in debt securities as held-to-maturity investments since the Company has the positive intent and ability to hold these investments to maturity.  The held-to-maturity investments are recorded at amortized cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is adjusted.  The amortization of premium or accretion of discount and any unrealized loss deemed other-than-temporary are included in current period earnings.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is recorded on a straight-line basis over the estimated useful lives of the property and equipment as follows:

Computer equipment	-	3 years
Computer software	-	2 years
Equipment	-	3 years
Furniture and fixtures	-	3 years
Leasehold improvements	-	3 years

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

Reclassification

Certain 2004 amounts have been reclassified to conform to the presentation used in the current year.

(Loss) per common share

(Loss) per common share is computed based on the weighted average number of common shares outstanding during each period.  Convertible equity securities, such as convertible preferred stock, stock options and stock purchase warrants are not considered in the calculation of net loss per common share as their inclusion would be anti-dilutive.

Stock-based compensation

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995.  This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans.  SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting as described in Accounting Pronouncement Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25.  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net (loss) and (loss) per share for the years ended December 31, 2005 and 2004 would have been the pro forma amounts indicated below:

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	2005	2004

Net (loss), as reported	$(6,020,166)	$(3,095,240)
Add: Stock-based employee compensation expense included in reported net (loss)	289,533	51,581
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(172,788)	(55,619)

Pro forma net (loss)	$(5,903,421)	$(3,099,278)

Net (loss) per common share, as reported	$(0.19)	$(0.26)

Net (loss) per common share, pro forma	$(0.19)	$(0.26)

Fair value of financial instruments

The fair value of the Company’s cash and cash equivalents, amounts receivable and accounts payable and accrued liabilities approximate their carrying values due to their short terms to maturity.  The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.  The fair value of capital lease obligation is approximated by the carrying amount as the capital lease obligation bears a fair market rate of interest.

The amounts due from (to) affiliates do not bear interest and are carried at the amounts required to settle the balances on a current basis.

Recent accounting pronouncements

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”.  SFAS No. 123R is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”.  Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and requires a forfeiture assumption on the Company’s unvested awards.  Pro forma disclosure is no longer an alternative.  In addition, SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosures regarding the cash flow effects resulting from share-based payment arrangements.  For public entities that file as a small business issuer, the requirements of SFAS No. 123R are effective for the first interim or annual reporting period beginning after December 31, 2005 and apply to all awards granted, modified or cancelled after that date.  The Company expects to adopt SFAS No. 123R for its first interim reporting period beginning on January 1, 2006.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, except that entities also are allowed to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either all prior periods presented or prior interim periods of the year of adoption.  The Company plans to adopt SFAS No. 123R using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and as such, generally recognizes no compensation cost for employee stock options granted at fair market value but recognizes compensation cost for grants of employee stock-based compensation awards equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value).  However, the adoption of SFAS No. 123R’s fair value method is not expected to have a material impact on the Company’s consolidated financial position or results of operations.  The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) and (loss) per share above under “Stock-based compensation”.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement may reduce the Company’s future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefit that may be realized in the future.  The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.  Since the Company had not realized any deferred income tax benefits in 2005 and 2004 as disclosed in Note 11, there would be no impact on the consolidated cash flow of the Company for 2005 and 2004 had the Company adopted SFAS No. 123R in prior periods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.  The Company plans to adopt SFAS No. 154 for its first interim reporting period beginning on January 1, 2006.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”.  SFAS No. 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No.155 amends SFAS No. 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of SFAS No.133 and SFAS No.140 to certain financial instruments and subordinated concentrations of credit risk. SFAS No. 155 is effective for the first fiscal year that begins after September 15, 2006.  Adoption of this financial standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.	HELD-TO-MATURITY INVESTMENTS

The net carrying value and the aggregate fair value of the held-to-maturity investments as at December 31, 2005 are $ 2,627,760 and $ 2,623,633 respectively.  The unrealized holding gain from these investments in 2005 of $ 131,656 resulted from foreign exchange and is included in other income in the year.

4.	PROPERTY AND EQUIPMENT

		2005	2004

	Computer equipment	$57,656	$11,176
	Computer software	11,783	798
	Furniture and fixtures	46,059	10,167
	Leasehold improvements	43,730	15,442
	Equipment	224,424	-
	Equipment under capital lease obligation	34,650	-

		416,322	37,583
	Accumulated depreciation	(64,884)	(17,958)

		$351,438	$19,625

5.	LICENSE	2005	2004

	Cost	$50,603	$50,603
	Accumulated amortization	(26,610)	(18,916)

		$23,993	$31,687

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

- Cdn$ 500,000 at the time of filing for New Drug Approval

- Minimum annual royalty payments are to be made as follows:

- Cdn$ 25,000 one year from product approval

- Cdn$ 50,000 two years from product approval

- Cdn$ 75,000 three years from product approval

- Cdn$ 100,000 fours years from product approval

- Cdn$ 150,000 five years from product approval

6.	DUE FROM (TO) AFFILIATES

The amounts due from (to) affiliates do not bear interest and have no fixed terms of repayment.

	2005	2004

Chemokine Therapeutics Inc., a Canadian corporation controlled by a director	$-	$(61)
Globe Laboratories Inc., a Canadian corporation controlled by a director	91,783	(26,261)

	$91,783	$(26,322)

7.	CAPITAL LEASE OBLIGATION

The Company entered into a capital lease agreement with a third party during the year to lease equipment.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.

CAPITAL LEASE OBLIGATION - continued

The Company estimates the following future minimum lease payments under the terms of the lease in each of the fiscal years ending December 31:

	2006	$13,414
	2007	13,414
	2008	8,951

	Total minimum lease payments	35,779
	Amount representing interest at 6.5%	(2,974)

	Balance of the obligation	32,805
	Less: Current portion due within one year	(11,648)

		$21,157
8.	CAPITAL STOCK

Common stock

During the period from inception to December 31, 2005 the Company issued 31,897,206 common shares for total consideration of $ 22,691,322, net of offering costs of $ 3,175,475.

During the year ended December 31, 2004 the Company issued an aggregate 18,945,124 shares of common stock at $ 0.51 to $ 1.35 per share, for cash consideration of $ 14,380,821 before offering costs of $ 2,234,671, services valued at $ 16,305, settlement of debt valued at $ 200,000, and conversion of 150,000 shares of preferred stock.

During the year ended December 31, 2005, the Company issued an aggregate 2,554,000 shares of common stock at $ 0.79 to $ 0.86 per share, for cash consideration of $ 2,023,872, before offering costs of $ 278,023.

Preferred stock

As of December 31, 2005, the Company had 2,000,000 shares of convertible Series A preferred stock issued and outstanding.  These preferred shares were issued for cash proceeds of $ 2,700,000 and are convertible into common shares at no additional consideration, on a 1 for 1 basis.

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

During the year ended December 31, 2005, the Company issued 192,000 stock purchase warrants exercisable into common shares at $ 0.86 per share which expire on June 30, 2006 and issued 50,000 stock purchase warrants exercisable into common shares at $ 0.80 per share which expire June 27, 2007.  The stock purchase warrants were issued, as to 192,000 stock purchase warrants, as partial consideration for agents’ fee and, as to 50,000 stock purchase warrants as consideration for consulting services.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes option pricing model, of $ 64,340.  This amount was charged to capital stock as an offering cost.

During the year ended December 31, 2005, 102,000 stock purchase warrants were exercised into common shares at $ 0.86. In 2004, there were no warrants exercised into common shares.

During the year ended December 31, 2005, 283,650 stock purchase warrants issued to investors for exercising into common shares at $ 1.25 to $ 2.25 per share expired unexercised. In 2004, 34,153 stock purchase warrants issued to investors for exercising into common shares at $ 1.50 per share expired unexercised.

The following table summarizes information about stock purchase warrants outstanding at December 31, 2005:

	Number
	outstanding
Exercise	and	Expiry
price	exercisable	dates

$0.80	50,000	June 2007
0.86 (CDN$ 1.00)	4,292,509	May 2006 to December 2007
1.25	1,381,000	May 2006 to November 2007
1.35	169,100	July 2007 to November 2007
1.50	56,000	June 2007 to November 2007

	5,948,609

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8.	CAPITAL STOCK - continued

Common stock reserved for future issuances

Common stock reserved for future issuances as of December 31, 2005 is as follows:

Outstanding stock options	2,656,500
Stock options available for grant	1,893,916
Preferred stock	2,000,000
Outstanding stock purchase warrants	5,948,609

12,499,025

9.	STOCK-BASED COMPENSATION

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

The following summarizes the total number of stock options outstanding and the maximum number of stock options available to be granted at December 31, 2005.

		Weighted
		average
	Outstand-	exercise	Available
	ing options	price	for grant

Balance at December 31, 2003	1,991,000	$1.27	9,000
Increase in authorized options	-	-	2,550,416
Options granted	1,740,000	0.86	(1,740,000)
Options cancelled	(1,650,000)	1.28	1,650,000

Balance at December 31, 2004	2,081,000	0.92	2,469,416
Options granted	1,034,500	0.88	(1,034,500)
Options cancelled	(459,000)	0.99	459,000

Balance at December 31, 2005	2,656,500	$0.92	1,893,916

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

9.	STOCK-BASED COMPENSATION - continued

The following table summarizes information about stock options outstanding at December 31, 2005:

Weighted
exercise	Number	Number	Expiry
price	outstanding	exercisable	dates

$0.92	2,656,500	1,893,920	June 2006
			to
			November 2010

The fair value of stock options used to compute the pro forma net loss is the estimated fair value at grant date using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Expected volatility	41% to 58%	72%
Risk-free interest rate	2.82% to	3.06% to
	3.92%	4.07%
Expected lives in years	5 years	5 years
Expected dividends	zero	zero

The fair value of stock options, calculated using the Black-Scholes option pricing model, awarded in 2005 ranged from $ 0.41 to $ 0.49 per option and 2004 was $ 0.14 per option.

10.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004 the Company paid $ 3,180,452 and $ 1,124,826 to Globe Laboratories Inc., a corporation controlled by a director, for research expenses.

During the year ended December 31, 2005, the Company paid board compensation to its non-management directors totaling $ 71,750 (2004 - $ Nil) which was included in general and administrative expense.

During the year ended December 31, 2004, the Company paid directly or indirectly, to various directors $ 121,863 for management and consulting services provided, which was included in general and administrative expense.

During the years ended December 31, 2005 and 2004, the Company paid rent of $ 19,813 and $ 19,178, respectively, to a corporation with a director in common.  See Note 12.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11.	INCOME TAXES

The provisions for income taxes are as follows:

	2005	2004
Current
Federal	$-	$-
State	800	800
Foreign	-	-

Total current	800	800

Deferred
Federal	-	-
State	-	-
Foreign	-	-

Total deferred	-	-

Total income tax expense	$800	$800

The following is a reconciliation of income taxes at the statutory United States federal and state income tax rates to the income taxes at the effective income tax rates:

	2005	2004

Provision (recovery) at combined United States federal and state income tax rates	$(2,046,800)	$(936,000)

Change in valuation allowance	2,046,000	936,800

Effective income taxes	$800	$800

Deferred income tax assets and liabilities are as follows:

	2005	2004

Assets
Capitalized research expense	$2,518,200	$1,249,400
Net operating loss carryforwards	3,173,000	2,377,000

	5,691,200	3,626,400
Valuation allowance	(5,691,200)	(3,626,400)

Net deferred income taxes	$-	$-

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11.	INCOME TAXES - continued

As of December 31, 2005 the Company had federal net operating loss carryforwards of approximately $ 9,319,500 and Canadian non-capital loss carryforwards of approximately $ 49,800.  The federal net operating loss carryforwards will expire at various dates beginning in 2018, if not utilized beforehand.  The Canadian non-capital loss carryforwards will expire at various dates beginning 2011, if not utilized beforehand.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of net operating losses before utilization.

12.	COMMITMENTS

- Contractual agreements

The Company has entered in various research and development agreements with third parties to perform research and development services on its behalf.  The Company is committed to pay $ 1,689,875, in respect of contracts in place at December 31, 2005.

– Lease agreements

The Company leases office premises under operating leases which expire at various dates ending July 31, 2008.  Included in these commitments is one agreement entered into with a corporation under common control, which has been terminated effective June 30, 2006.  See Note 10.  The Company is obligated to make the following minimum lease payments under its operating leases in each of the fiscal years ending December 31:

2006	$99,100
2007	79,300
2008	42,600

$221,000

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company conducted non-cash activities as follows:

	2005	2004

Financing activities
Capital lease obligation	$34,650	$-

Investing activities
Purchase of equipment	(34,650)	-

	$-	$-

14.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, amounts receivable, amounts due from (to) affiliates, accounts payable and accrued liabilities and capital lease obligation.

Fair value

The fair value of cash and cash equivalents, amounts receivable and accounts payable and accrued liabilities approximates their carrying values due to their short terms to maturity.  The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

The fair value of the capital lease obligation approximates the carrying amount as the capital lease obligation bears a fair market rate of interest.

The fair value of the amounts due from (to) affiliates is not readily determinable as the amounts are due from related parties.  The amounts are carried at the amount of consideration required to discharge the obligations on a current basis.

Credit risk

Cash and cash equivalents, investments, amounts receivable and amounts due from affiliates expose the Company to credit risk.  The Company minimizes its exposure to credit risk by transacting with parties that are believed to be credit worthy.  The maximum potential loss on these financial instruments is equal to the carrying amounts of those items.

The Company has cash in excess of the Cdn$ 100,000 insured amount as established by the Canada Deposit Insurance Corporation.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

15.	SUBSEQUENT EVENTS

Subsequent to the year end the Company:

-

issued 992,586 common shares for cash of $ 865,825 (Cdn$ 992,586), resulting from the exercise of warrants and stock options.

-

issued 395,000 stock options which are exercisable at $ 1.08 per share.

-

completed a private placement on March 22, 2006 and issued a total of 6,471,698 common shares at a price of CDN$ 1.06 per common share for gross proceeds of $ 5,882,857 (Cdn$ 6,860,000) and net proceeds of $ 5,587,428 (Cdn$ 6,515,500) after cash commissions.  In addition, the Company issued agents warrants exercisable into 350,000 common shares at an exercise price of CDN $1.25 per common share and expiring on March 22, 2008.

16.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“GAAP”).  GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between GAAP and Canadian GAAP are as follows:

Consolidated statement of operations

	2005	2004

Net loss under GAAP	$(6,020,166)	$(3,095,240)
Stock-based compensation intrinsic value basis (i)	289,533	51,581
Stock-based compensation fair value basis (i)	(172,788)	(55,619)

Net loss under Canadian GAAP	$(5,903,421)	$(3,099,278)

Loss per share under Canadian GAAP	$(0.19)	$(0.26)

(i)	Stock-based compensation

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

16.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

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

Dated:  March 29, 2006

/s/ Hassan Salari

Hassan Salari, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Hassan Salari	President and Chief Executive Officer	March 29, 2006
Hassan Salari	And Member of the Board of Directors
*Principal Executive Officer

/s/ David Karp	Director of Finance, Chief Financial Officer and Corporate Secretary	March 29, 2006
David Karp
*Principal Financial and Accounting Officer

/s/ C. Richard Piazza	Chairman of the Board	March 29, 2006
C. Richard Piazza

/s/ Mohammad Azab	Director	March 29, 2006
Mohammad Azab

/s/ Matthias C. Kurth	Director	March 29, 2006
Matthias C. Kurth

/s/ Michael Evans	Director	March 29, 2006
Michael Evans

/s/ John Osth	Director	March 29, 2006
John Osth

	EXHIBIT INDEX
Exhibit		Page Number/
Number	Description	Filing Method

3.1	Articles of Incorporation	(1)
3.2	Bylaws	(1)
4.1	See Exhibits 3.1 and 3.2
10.1	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999	(1)
10.2	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.	(1)
10.3	Employment Agreement dated April 1, 2004 between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(1)
10.4	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz	(1)
10.5	Employment Agreement dated May 14, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and David Karp	(1)
10.6	Escrow Agreement between Chemokine Therapeutics Corp., Pacific Corporate Trust Company and Pacific Medical Corp.	(4)
10.7	Loan and Stock Warrant Agreement dated October 16, 2002, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(1)
10.8	Option and License Agreement, dated April 15, 2003, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(1)
10.9	Agreement re: Exercise of Warrant dated April 15, 2003	(1)
10.10	Modification and Waiver Agreement, dated September 14, 2004, between Chemokine Therapeutics Corp. and Pharmaceutical Product Development, Inc.	(2)
10.11	2004 Consulting Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.12	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.13	Amendment to Employment Agreement dated with Dr. Hassan between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(2)
10.14*	Research and Development Agreement dated June 29, 2004, between Procter & Gamble Pharmaceuticals, Inc. and Chemokine Therapeutics Corp.	(2)
10.15	Lease Agreement dated January 1, 2003 between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.	(3)
10.16	Form of Warrant Agreement for investors in May 6, 2004, Regulation S offering	(3)
10.17	Agent Warrant Agreement for warrants issuable to agents upon closing of our offering pursuant to this registration statement	(4)
10.18	The 2004 Stock Option Plan	(2)
10.19	Amended Employment Agreement dated March 10, 2005, between Dr. Hassan Salari, our CEO, and President, and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.	(5)
10.20	Amended Employment Agreement dated March 10, 2005, between David Karp, our Chief Financial Officer and Corporate Secretary, and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.	(5)
14.1	Code of Ethics	(5)
21.1	List of Subsidiaries of Chemokine Therapeutics Corp.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Certification Pursuant to U.S.C. 18 Section 1350

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

(5)

Previously filed on Form 10-KSB on March 15, 2005.

Exhibit 21.1

LIST OF SUBSIDIARIES OF CHEMOKINE THERAPEUTICS CORP.

Name	State of Incorporation	Name Under Which Subsidiary Does Business
Chemokine Therapeutics (BC) Corp.	British Columbia, Canada	Chemokine Therapeutics (BC) Corp.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

We hereby consent to the use in this Annual Report on Form 10-KSB, of our report dated March 10, 2006, relating to the consolidated financial statements of Chemokine Therapeutics Corp., and into the previously filed Registration Statement No. 333-117858 on Form SB-2.

/s/ M.D. Sassi Co.

San Francisco, California

March 29, 2006

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, certify that:

1. I have reviewed this Annual Report on Form 10-KSB for the year ended December 31, 2005 of Chemokine Therapeutics Corp.;

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

Date: March 29, 2006

/s/  Hassan Salari

Hassan Salari

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Karp, certify that:

1. I have reviewed this Annual Report on Form 10-KSB for the year ended December 31, 2005 of Chemokine Therapeutics Corp.;

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

Date: March 29, 2006

/s/ David Karp

David Karp

Chief Financial Officer

Exhibit 32

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, President and Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Annual Report of the Company on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hassan Salari

Hassan Salari

President and Chief Executive Officer

March 29, 2006

I, David Karp, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Annual Report of the Company on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David Karp

David Karp

Chief Financial Officer

March 29, 2006