Form 10QSB
period 2006-03-31
CHEMOKINE THERAPEUTICS CORP
filed 2006-05-12
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

As of May 12, 2006, there were 40,183,748 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes ___ No __X_

CHEMOKINE THERAPEUTICS CORP.

MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

INDEX

		Page
	Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	19
Item 3.	Control and Procedures	33
	Part II
Item 1.	Legal Proceedings	33
Item 6.	Exhibits and Reports on Form 8-K	33
	Exhibits
31.1	Section 302 Certification of Chief Executive Officer	35
31.2	Section 302 Certification of Chief Financial Officer	36
32	Certification Pursuant to U.S.C. 18 Section 1350	37

PART I

ITEM 1.

FINANCIAL STATEMENTS

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Page

Interim Consolidated Balance Sheets	4

Interim Consolidated Statements of Operations	5

Interim Consolidated Statement of Stockholders' Equity	6 - 8

Interim Consolidated Statements of Cash Flow	9

Notes to the Interim Consolidated Financial Statements	10 – 18

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,960,812	$3,719,163
Investments	8,344,838	2,627,760
Amounts receivable	46,250	33,214
Prepaid expense and deposits	119,713	154,969

TOTAL CURRENT ASSETS	11,471,613	6,535,106

PROPERTY AND EQUIPMENT	394,325	351,438

LICENSE	22,069	23,993

DUE FROM AFFILIATES	-	91,783

	$11,888,007	$7,002,320

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$370,556	$253,199
Due to affiliates	433,461	-
Current portion of capital lease obligation	11,786	11,648

TOTAL CURRENT LIABILITIES	815,803	264,847

CAPITAL LEASE OBLIGATION	18,049	21,157

	833,852	286,004

COMMITMENTS (Note 6)

STOCKHOLDERS’ EQUITY

PREFERRED STOCK
Authorized – 6,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: March 31, 2006 – 2,000,000; December 31, 2005 – 2,000,000	2,000	2,000

COMMON STOCK
Authorized – 100,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: March 31, 2006 – 39,433,205; December 31, 2005 – 31,897,206	39,433	31,897

ADDITIONAL PAID-IN CAPITAL	30,158,655	23,717,965

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(19,145,933)	(17,035,546)

	11,054,155	6,716,316

	$11,888,007	$7,002,320

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

			Cumulative from inception on July 15,
	Three months ended		1998 to,
	March 31,	March 31,	March 31,
	2006	2005	2006

REVENUE	$-	$-	$275,000

EXPENSES
Research and development	1,421,008	859,944	11,374,276
General and administrative	630,705	664,320	7,979,706
Stock-based compensation	34,647	91,932	408,681
Amortization of license	1,924	1,923	28,534
Depreciation of property and equipment	35,733	3,533	208,474
Foreign exchange loss (gain)	35,571	122,061	(258,249)

	2,159,588	1,743,713	19,741,422

OTHER INCOME	49,201	55,026	320,489

NET (LOSS)	$(2,110,387)	$(1,688,687)	$(19,145,933)

NET (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING	33,055,733	30,949,606

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and March 31, 2006

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

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and March 31, 2006

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and March 31, 2006

(Expressed in U.S. dollars)

(Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$-	$-	$1,660,697
Conversion of warrants to common shares	102,000	102	-		85,050	-	-	-	85,152
Issuance of common stock	52,000	52	-	-	(52)	-	-	-	-
Issuance of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Issue of warrants for offering costs	-	-	-	-	14,888	-	-	-	14,888
Stock-based compensation	-	-	-	-	289,533	-	-	-	289,533
Net (loss)	-	-	-	-	-	-	-	(6,020,166)	(6,020,166)

Balances at December 31, 2005	31,897,206	31,897	2,000,000	2,000	23,717,965	-	-	(17,035,546)	6,716,316
Issuance of common stock net of offering costs of $ 402,088	6,471,698	6,472	-	-	5,433,000	-	-	-	5,439,472
Conversion of warrants to common shares	1,012,301	1,012	-	-	883,294	-	-	-	884,306
Issuance of common stock for options exercised	52,000	52	-	-	44,413	-	-	-	44,465
Issuance of warrants for agent’s fee					45,336				45,336
Stock-based compensation	-	-	-	-	34,647	-	-	-	34,647
Net (loss)	-	-	-	-	-	-	-	(2,110,387)	(2,110,387)

Balance at March 31, 2006	39,433,205	$39,433	2,000,000	$2,000	$30,158,655	$-	$-	$(19,145,933)	$11,054,155

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(Expressed in U.S. dollars)

(Unaudited)

			Cumulative from inception on July 15, 1998
	Three months ended		to
	March 31,	March 31,	March 31,
	2006	2005	2006

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(2,110,387)	$(1,688,687)	$(19,145,933)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	37,657	5,456	237,008
Common shares issued for
consulting services	-	-	1,033,669
Warrants issued for
consulting services	-	-	404,842
Options issued for
consulting services	-	-	87,968
Stock-based compensation	34,647	91,932	408,681
Decrease (increase) in
Amounts receivable	(13,036)	(46,282)	(46,250)
Prepaid expenses and deposits	35,256	(4,794)	(119,713)
Increase (decrease) in
Accounts payable and
accrued liabilities	117,357	(182,546)	370,556

	(1,898,506)	(1,824,921)	(16,769,172)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	6,815,667	1,968,651	30,973,320
Stock issued for settlement of debt	-	-	200,000
Offering costs	(402,088)	(214,242)	(2,950,456)
Net advances from (repayment to) affiliates	525,244	(372,712)	480,279
Capital lease payment	(2,970)	-	(4,815)

	6,935,853	1,381,697	28,698,328

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	-	-	(4,754)
Purchase of investments	(5,717,078)	(6,455,296)	(8,344,838)
Payment under license agreement	-	-	(50,603)
Purchase of property and equipment	(78,620)	(73,011)	(568,149)

	(5,795,698)	(6,528,307)	(8,968,344)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	(758,351)	(6,971,531)	2,960,812

CASH AND CASH EQUIVALENTS, beginning ofperiod	3,719,163	11,436,478	-

CASH AND CASH EQUIVALENTS, end of period	$2,960,812	$4,464,947	$2,960,812

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2006

(Expressed in U.S. dollars)

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999 the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of March 31, 2006 the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development.  At March 31, 2006, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to March 31, 2006 of  $ 19,145,933.

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

The Company is subject to all of the risks inherent in an early stage business operating in the biotechnology industry. These risks include, but are not limited to, a limited operating history, limited management resources, and the challenges of bringing a drug through development to approval for sale.  On March 22, 2006 the Company entered into a private placement and issued 6,471,698 common shares for gross proceeds of $ 5,886,896 (Cdn$ 6,860,000) and net proceeds after offering costs of $ 5,484,808. Management believes that these funds, together with current working capital, will be sufficient to fund the Company’s operations through June 30, 2007.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclassification

Certain 2005 amounts have been reclassified to conform to the presentation used in the current period.

Stock-based compensation

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payment” (“SFAS No. 123R”), using the modified-prospective transition method.  Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options.  Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" (“SFAS No.123”).  Results for prior periods have not been restated, as provided for under the modified-prospective method.

Prior to the January 1, 2006 adoption of the SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and as such, generally recognized no compensation cost for employee stock options granted at fair market value but recognized compensation cost for grants of employee stock-based compensation awards equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock related award.  As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Stock-based compensation represents the cost related to stock-based awards granted to employees.  The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period.   The Company estimates the fair value of stock options using a Black-Scholes valuation model.

The following table shows the pro forma effect on net (loss) and (loss) per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS No.123 for the three month period ended March 31, 2005:

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Three months
ended
March 31, 2005
(Pro forma)
Net loss per consolidated statements of operations	$(1,688,687)
Stock-based compensation intrinsic value basis	91,932
Stock-based compensation fair value basis	(37,818)

Pro-forma net loss	$(1,634,573)

Pro-forma loss per share	$(0.05)

No pro forma disclosures for the three month period ended March 31, 2006 are presented because the amounts are recognized in the interim consolidated financial statements in accordance with SFAS No. 123R.

3.	CAPITAL STOCK

Common stock

During the period from inception to March 31, 2006 the Company issued 39,433,205 common shares for total consideration of $ 29,506,989, net of offering costs of $ 3,622,899.

During the three month period ended March 31, 2006 the Company issued an aggregate 7,535,999 shares of common stock at $ 0.85 to $ 0.91 per share, for cash consideration of $ 6,815,667 before offering costs of $ 402,088, including warrants issued for the agent’s fee of $ 45,336.

Warrants

During the three month period ended March 31, 2006, the Company issued 350,000 stock purchase warrants exercisable into common shares at $ 1.07 per share which expire on March 22, 2008. The stock purchase warrants were issued as partial consideration for agents’ fee.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $ 45,336.  This amount was charged to capital stock as an offering cost.

During the three month period ended March 31, 2006, stock purchase warrants were exercised for 1,012,301 common shares at $ 0.85 to $ 0.88 per share.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3.	CAPITAL STOCK - continued

The following table summarizes information regarding stock purchase warrants outstanding at March 31, 2006:

	Number
	outstanding
Exercise	and	Expiry
price	exercisable	dates
$0.80	50,000	June 2007
0.86 (Cdn$ 1.00)	3,280,208	May 2006 to December 2007
1.07 (Cdn$ 1.25)	350,000	March 2008
1.25	1,381,000	May 2006 to November 2007
1.35	169,100	July 2007 to November 2007
1.50	56,000	June 2007 to November 2007

	5,286,308

Common stock reserved for future issuances

Common stock reserved for future issuances as of March 31, 2006 is as follows:

Outstanding stock options	2,951,500
Stock options available for grant	1,546,916
Preferred stock	2,000,000
Outstanding stock purchase warrants	5,286,308
11,784,724

4.	STOCK BASED COMPENSATION

As discussed in note 2, “Summary of Significant Accounting Policies”, effective January 1, 2006, the Company adopted the fair value recognition provisions for stock-based awards granted to employees using the modified-prospective transition method provided by SFAS No.123R.

On March 31, 2006, the Company has a stock option plan under which options to purchase common shares of the Company may be granted to employees, directors and consultants.  Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors at the time of the grant.  Options vest 4% at the time of grant and then at 4% per month for 24 months, at which time the options are fully vested. Options generally expire 5 years from the date of grant.

The maximum number of shares of common stock authorized by the stockholders and reserved for issuance by the Board of Directors is 4,550,416.  The compensation cost that has been charged against income for the three month period ended March 31, 2006 for this plan was $ 34,647.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	STOCK BASED COMPENSATION - continued

The fair value for stock awards was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the three months ended March 31, 2006 and March 31, 2005:

	Three months ended
	March 31,
	2006	2005 (Pro forma)
Expected term (in years)	5	5
Expected volatility	16%	58%
Risk-free interest rate	3.75%	3.60%
Expected dividend yield	0.0	0.0

Estimated fair value per option granted	$ 0.23	$ 0.44 to $ 0.49

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because the Company’s stock options do not trade on a secondary exchange, option holders do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately.

The fair value of each stock option granted is estimated on the date of grant using Black-Scholes valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the Black-Scholes valuation approach, and the resulting expense is recognized using the graded attribution method. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS No.123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	STOCK BASED COMPENSATION - continued

A summary of the Company’s stock option activity for the three months ended March 31, 2006 is presented in the following table:

	Shares under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, January 1, 2006	2,656,500	$0.92
Granted	395,000	1.07
Exercised	(52,000)	0.86
Cancelled	(48,000)	0.86
Outstanding, March 31, 2006	2,951,500	$0.94	4.0	$114,300

Exercisable, March 31, 2006	2,148,060	$0.73	2.4	$99,971

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $ 0.92 as of the last business day of the period ended March 31, 2006, which would have been received by the optionees had all options been exercised on that date. As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $ 172,507, which is expected to be recognized over a weighted average period of approximately 48 months. During the three months ended March 31, 2006, the total intrinsic value of stock options exercised was $ 3,319 and the total fair value of options vested was $ 44,480.

A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the period ended March 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted average grant-date fair value
Nonvested at January 1, 2006	762,580	$ 0.26
Granted	395,000	0.25
Vested	(306,140)	0.15
Forfeited	(48,000)	0.44
Nonvested at March 31, 2006	803,440	$ 0.29

Cash received from options exercised under the share-based payment arrangement for the three month period ended March 31, 2006 was $ 44,465. Since the Company has not realized any deferred tax benefits, no actual tax benefit was realized relating to the option exercised.

The Company issues shares of common stock upon exercise of stock options from the treasury shares.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2006, the Company paid $ 1,082,664 (2005 -      $ 694,813) to Globe Laboratories Inc., a corporation controlled by a director, for research expenses.

During the three month period ended March 31, 2006 the Company paid board compensation to its non-management directors totaling $ 52,000 (2005 - $ 50,000), which are included in general and administrative expense.

During the three month period ended March 31, 2006 the Company paid rent of $ 5,197 (2005 - $ 5,195) to a corporation with a director in common.

6.	COMMITMENTS

- Contractual agreements

The Company has entered in various research and development agreements with third parties to perform research and development services on its behalf.  The Company is committed to pay $ 1,971,827, in respect of contracts in place at March 31, 2006.

– Lease agreements

The Company leases office premises and a vehicle under operating leases which expire at various dates ending January 31, 2009.  Included in these commitments is one agreement entered into with a corporation under common control, which has been terminated effective June 30, 2006.  The Company is obligated to make the following minimum lease payments under its operating leases in each of the fiscal years ending December 31:

2006	$77,700
2007	98,400
2008	61,900
2009	1,400

$239,400

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	SUBSEQUENT EVENTS

Subsequent to the quarter end, the Company entered into an agreement to repurchase its 2,000,000 series A preferred shares from Pharmaceutical Product Development, Inc (“PPDI”) for $ 0.86 per share. In the alternative, at the Company’s option, PPDI may convert some or all of the 2,000,000 series A preferred shares into common shares and resell the common shares to a third-party. The Company will buy back the series A preferred shares that are not converted and sold to a third party. The transaction will close on or before May 27, 2006. The agreement further provides that the Company will re-acquire licensing rights to its drug candidate CTCE-0214 that had previously been granted to PPDI in April, 2003. Under the agreement, the Company will pay PPDI $ 100,000 cash on closing of the sale of PPDI’s series A preferred shares, and up to $ 2,500,000 in milestone payments as follows:  $ 250,000 cash upon the dosing of the first subject in a Phase III clinical trial of CTCE-0214; $ 250,000 cash upon filing a New Drug Application with the United States Food and Drug Administration (“FDA”) with respect to CTCE-0214 (or any equivalent filing in any foreign country);
$ 1,000,000 cash upon approval by the FDA (or any equivalent regulatory body in a foreign country) of CTCE-0214 for any therapeutic use; and 50 percent of the first net sales of CTCE-0214 up to $ 1,000,000.

Subsequent to the quarter end, the Company issued 750,543 common shares for cash of $ 674,158
(Cdn$ 750,543), resulting from the exercise of warrants.

8.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  U.S. GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between U.S. GAAP and Canadian GAAP are as follows:

Consolidated statement of operations

	Three months ended
	March 31,
	2006	2005
		(pro forma)
Net loss under U.S. GAAP	$(2,110,387)	$(1,688,687)
Stock-based compensation intrinsic value basis (i)	-	91,932
Stock-based compensation fair value basis under U.S. GAAP(i)	34,647	-
Stock-based compensation fair value basis under Canadian GAAP(i)	(35,033)	(37,818)

Net loss under Canadian GAAP	$(2,110,773)	$(1,634,573)

Loss per share under Canadian GAAP	$(0.06)	$(0.05)

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

(i)       Stock-based compensation

On January 1, 2004 the Company retroactively adopted the revised provisions of the Canadian Institute of Chartered Accountants’ Handbook Section 3870 “Stock-Based Compensation and Other Stock-based Payments” (“Section 3870”).  Section 3870, as revised, requires stock-based compensation be charged to expense based on estimated fair value.  The fair value of stock-based compensation is determined, under 3870, the same way as under SFAS No. 123 before January 1, 2006.  The adoption of this revised standard impacts net loss reported under Canadian GAAP and otherwise has no impact on stockholder’s equity or net cash used in operations before the adoption of SFAS No. 123R.

The Company adopted SFAS No. 123R on January 1, 2006.  Generally, the approach under SFAS No. 123R is similar to the approach under Section 3870.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and requires a forfeiture assumption on the Company’s unvested awards.  Section 3870 does not require the forfeiture estimates.

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

Limited Operating History

Since inception we have been in the development stage.  From inception to March 31, 2006, our accumulated deficit was approximately $19.1 million.  We expect to continue to incur operating losses in the near term as we fund clinical trials and until such time as product sales and/or royalty payments generate sufficient revenues to fund continuing operations.

We raised a total of Cdn$18,400,000 in an initial public offering, including the underwriters’ exercise of the over-allotment or “green shoe” option in December 2004 and January 2005.  In March 2006, we placed a total of 6,471,698 common shares in a nonpublic transaction for gross proceeds of $5,886,896 or Cdn$6,860,000 and net proceeds after offering costs of $5,484,808. We believe that these funds, together with current working capital, will be sufficient to fund our operations through June 30, 2007, including the repurchase of our preferred shares from Pharmaceutical Product Development, Inc. (“PPDI”) under an agreement with PPDI dated April 12, 2006.  If we need additional funds to continue to advance the development of our drug candidates and such funds are not available in a timely matter or at a reasonable cost, we will either have to suspend operations until funds become available, or cease operations entirely.

Research and Development

Our research and development expenses consist primarily of costs associated with the clinical trials of our drug candidates, compensation and other expenses for research and development personnel, manufacturing of compounds, facility costs, supplies and materials, costs for consultants and related contract research and depreciation.  We engage Globe Laboratories Inc. to carry out our research and development.  Globe Laboratories, controlled by Dr. Salari, our President and Chief Executive Officer, engages in research for us on a contracted operating cost basis plus a 2% margin.  Pursuant to a development agreement between us and Globe Laboratories, all proprietary interest, including all patent rights, trademarks, copyright, trade secrets and confidential information of the research and development conducted by Globe Laboratories on our products is our exclusive property.  Globe Laboratories is eligible for Canadian scientific research and experimental tax credits.

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

We expect our research and development expenses to increase as we continue work on our drug candidates and expand our research and development programs.  Over the next twelve months, our product research and development plan includes:

•

Conduct Phase I/II clinical trials for CTCE-9908, our anti-metastasis drug candidate.

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

Completion dates and completion costs to bring a drug to market vary significantly for each drug candidate given the nature of the clinical trials and the fact that more clinical trials may need to be conducted to advance a drug candidate based upon the results of each phase.  In addition, we anticipate partnering with larger pharmaceutical companies to conduct and finance later stage clinical trials and therefore the timing of completion of the approval of a drug will likely not be within our control. Based on these factors we cannot reasonably estimate the completion dates and completion costs required to gain regulatory approval of our compounds for sale. The lengthy process of seeking regulatory approvals, and subsequent compliance with applicable regulations, require the expenditure of substantial resources.  Delays in obtaining regulatory approvals could cause our research and development expenditures to increase and, in turn, require additional funding.

Strategic Relationship and Partnering Strategy

We established a strategic relationship with Pharmaceutical Product Development, Inc. (NASDAQ: PPDI) in 2002 and 2003.  PPDI acquired 2,000,000 series “A” preferred shares through an investment of $2,700,000 and we granted to PPDI share purchase warrants entitling PPDI to purchase 500,000 common shares at an exercise price equal to Cdn$1.00 per share expiring on December 29, 2007.  PPDI currently holds approximately 5.8% of our voting securities. We granted PPDI an option, exercisable for up to 90 days, to license CTCE-0214 following completion of the Phase I clinical trials. Our agreement with PPDI also provided that we will fund the Phase I clinical studies of CTCE-0214. If we decided to license any other of our compounds to a third party, we had to give notice to PPDI and allow PPDI the first opportunity to negotiate a license with us.  If PPDI had no interest in a compound or we were unable to reach an agreement on a license, we could then negotiate and grant licenses to other companies.

We determined that a termination of these agreements would benefit us and we entered into a new agreement with PPDI to substantially terminate our existing agreements effective April 12, 2006. Our agreement with PPDI provides that we will buy back the series A preferred shares from PPDI for $0.86 per share. In the alternative, at our option, PPDI may convert some or all of the 2,000,000 series A preferred shares into common shares and resell the common shares to a third-party buyer. We will buy back the series A preferred shares that are not converted by PPDI. The transaction is expected to close on or before, May 27, 2006. The agreement further provides that we will re-acquire licensing rights on our drug candidate CTCE-0214 that we had previously granted to PPDI in April 2003. Under the agreement, we will pay PPDI $100,000 cash on closing of the sale of PPDI’s series A preferred shares, and up to $2.5 million in milestone payments as follows:  $250,000 cash upon the dosing of the first subject in a Phase III clinical trial of CTCE-0214; $250,000 cash upon filing a New Drug Application with the United States Food and Drug Administration (“FDA”) with respect to CTCE-0214 (on any equivalent filing in any foreign country); $1,000,000 cash upon approval by the FDA (or any equivalent regulatory body in a foreign country) of CTCE-0214 for any therapeutic use; and 50 percent of the first net sales of CTCE-0214 up to $1,000,000.

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

We plan to enter into partnering arrangements by the end of Phase II clinical trials.  Due to the significant costs involved in conducting Phase III or Phase IV clinical trials, we intend to enter into agreements with larger biotechnology and pharmaceutical companies to co-develop our products through Phase III and Phase IV of clinical trials, thereby sharing the costs.  As our focus is on the discovery and development of drug candidates, we intend to license the marketing of the products to companies with existing infrastructure for the marketing of pharmaceutical drugs.  In addition, we will rely on third-party manufacturers with the manufacturing capabilities to produce sufficient quantities of these products for clinical studies and large-scale commercialization upon their approval.

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

Capital Expenditures

We intend to acquire laboratory equipment over the next two years at an estimated cost of $300,000.

Foreign Exchange

We use U.S. dollars as our functional currency.  We present our consolidated financial statements in U.S. dollars using the current rate method. Under the current rate method, we translate all assets and liabilities using the exchange rate at the balance sheet date.  We translate revenues, expenses, gains and losses at the weighted average rates of exchange for the respective periods.  Before the consolidation, we remeasure the financial statements of the subsidiary from its local currency to its functional currency of U.S. dollars at the end of each reporting period.  Monetary items of the subsidiary’s financial statements are remeasured by applying the current exchange rate and non-monetary items are remeasured by applying historical exchange rates. We include the resulting exchange gain or loss in foreign currency on the income statement in the foreign exchange gain or loss account.

Fluctuations in the relative values of the Canadian and U.S dollars can affect the reported value of Canadian dollar denominated assets and liabilities on our balance sheet.  A strengthening (weakening) Canadian dollar in relation to the U.S. dollar results in higher (lower) reported values for our Canadian dollar denominated assets and liabilities.

Critical Accounting Policy

We base our discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles.  We present the differences between U.S. and Canadian GAAP in Note 8 to our quarterly financial statements.  In the preparation of financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  We review our estimates on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  While we describe our significant accounting policies in Note 2 to our financial statements, we believe the following accounting policy to be critical.

Stock-Based Compensation

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payment” (SFAS 123R), using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Prior to the January 1, 2006 adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and as such, generally recognized no compensation cost for employee stock options granted at fair market value but recognized compensation cost for grants of employee stock-based compensation awards equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock related award. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. SFAS 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25.

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes option valuation model.

As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $172,507, which is expected to be recognized over a weighted average period of approximately 48 months.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenues.  During the three months ended March 31, 2006 and March 31, 2005, we recorded no revenues.

Research and development.  We recorded research and development expenses of $1,421,008 during the three months ended March 31, 2006, compared to $859,944 for the three months ended March 31, 2005.  The increase in research and development expenses in the current period was primarily attributable to the increased clinical trial and manufacturing costs for our two lead compounds CTCE-0214 and CTCE-9908.  Research and development expenses also include preclinical and regulatory expenses and research staff salaries.

During the quarter we continued dosing subjects under an ongoing, three stage, Phase I clinical study for CTCE-0214 which began in December 2005.  We recorded direct costs for CTCE-0214 of approximately $586,200 for the three months ended March 31, 2006, compared to approximately $628,500 for the three months ended March 31, 2005.  We anticipate conducting the Phase I clinical for the remainder of the year.

We recorded direct costs for CTCE-9908 of approximately $556,600 for the three months ended March 31, 2006, which included preparatory work for the Phase I/II clinical trial, and related manufacturing of compound.  This compares to approximately $123,000 for the three months ended March 31, 2005.  We anticipate conducting the Phase I/II clinical trial for CTCE-9908 throughout the remainder of 2006.

General and administrative.  We recorded general and administrative expenses of $630,705 for the three months ended March 31, 2006, compared to $664,320 for the comparative period in 2005.  General and administrative expenses consist primarily of salaries, legal and accounting services, investor relations, office expenses, patent filing costs and business development.

Stock-based compensation.  During the quarter, we adopted the provisions of SFAS 123R, using the modified-prospective transition method resulting in the recording of an expense of the fair value for granted, modified, settled stock options.  For the three months ended March 31, 2006 we recorded stock-based compensation expense of $34,647, compared to $91,932 recorded for the three months ended March 31, 2005.  The stock-based compensation expense for the three months ended March 31, 2005 includes the expense recorded under variable accounting and relates to certain stock options granted in 2004.

Other income.  We realized other income of $49,201 for the three months ended March 31, 2006, compared to $55,026 for the three months ended March 31, 2005.  Other income consisted primarily of interest earned on cash balances and investments which benefited from increasing interest rates, offset by lower cash balances quarter over quarter.

Net loss.  We incurred a net loss of $2,110,387 ($0.06 per share) during the three months ended March 31, 2006, compared to $1,688,687 ($0.05 per share) during the three months ended March 31, 2005. The increase in our net loss resulted principally from the increase in research and development expenditures as described above.

Liquidity and Capital Resources

Since inception we have financed substantially all of our operations through the private and public offerings of equity securities. Through March 31, 2006, we received net proceeds of approximately $28.2 million from the issuance of shares of preferred and common stock.  As of March 31, 2006, we had funds available of $11,305,650.  We invest our surplus cash in redeemable, government treasuries and other investment grade commercial paper with maturities of under two years.

On March 22, 2006, we placed a total of 6,471,698 shares of common stock in a nonpublic transaction for gross proceeds of $5,886,896 or Cdn$6,860,000 and net proceeds after offering costs of $5,484,808.  On December 29, 2004, we closed our initial public offering for gross proceeds of $13,264,799 or Cdn$16,000,000 and net proceeds of $11,576,484 after agent’s commissions of $994,860 and expenses in connection with the offering (including legal, accounting, translation, filing fees and printing costs) of $693,455.  We also issued to our agents 1,280,000 warrants.  Our agents exercised the over-allotment or “greenshoe” option of the initial public offering in full on January 31, 2005, for gross proceeds of $1,968,651 or Cdn$2,400,000.

For the three months ended March 31, 2006, we used net cash of $1,898,506 in operating activities consisting primarily of the net loss for the period of $2,110,387.  This was offset by an increase in accounts payable which increased our cash from operating activities by $117,357.

Cash generated from financing activities for the three months ended March 31, 2006 was $6,935,853 and included net proceeds of $5,484,808 from our March 22, 2006 private placement and $928,771 from the exercise of warrants and options.  During the first quarter, we had a net advance of $525,244 from our affiliate Globe Laboratories Inc., as a result of Globe Laboratories conducting research and development activities on our behalf.  We expect that this advance will reverse during the second quarter when we pay Globe Laboratories for their services.  During the quarter, we purchased $75,762 of laboratory equipment.

Subsequent to the three months ended March 31, 2006, 750,543 warrants were exercised for total proceeds of
$ 674,158 (Cdn$ 750,543) to the Company.

We believe that our current funds will be sufficient to fund our operations through June 30, 2007.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

We will continue to incur substantial operating losses. We cannot accurately forecast our future capital requirements because such forecasts depend on many factors, including:

•

the rate of progress and cost of our planned or future clinical trials and other development activities;

•

the scope, prioritization and number of clinical development and research programs we pursue;

•

the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•

the costs and timing of regulatory approval;

•

the costs of establishing or contracting for manufactxuring, sales and marketing capabilities;

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

Long Term Obligations

We lease our office facilities and a vehicle under operating leases which expire at various dates ending January 31, 2009.  We are obligated to make the following minimum lease payments under our operating leases in each of the fiscal years ending December 31:

2006	$77,700
2007	98,400
2008	61,900
2009	1,400
$239,400

We have entered into various research and development and consulting agreements with third parties to perform research and development and business development services on our behalf.  We are committed to pay $1,971,827 in respect of contracts in place at March 31, 2006.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Risk Factors

An investment in our shares of our common stock must be considered highly speculative, generally because of the nature of our business and the general stage of its development.  In addition to the usual risks associated with investment in a business, potential investors should carefully review the following factors together with the other information contained in this quarterly report before making an investment decision.  The risks described below are not the only ones facing us.  If any of the following risks actually occur, our business, financial condition and operating results could be materially affected.

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

Since our competitors keep this type of information confidential, we do not know where they stand in developing competing products. As a result, we might be using our resources to develop products that will face such competition from our competitors and our products might not be successful in the marketplace. Our future success depends on our ability to timely identify new market trends and develop, introduce and support new and enhanced products on a successful and timely basis.  We might not be successful in developing or introducing to the market our products.  If we fail to develop and deploy new products on a successful and timely basis, we will be non-competitive and unable to recoup the research and development and other expenses we incur to develop and test new product candidates.

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

At the present time, we have not established that such governmental authorities or non-governmental providers will reimburse physicians and patients for the use of our products. Recently, the prices of medical products and services have increasingly been examined and challenged by third parties and consumers of such products and services.  We anticipate that new federal or state legislation will be proposed to attempt to manage and contain costs.  Since we have not yet established reimbursement coverage, we face significant uncertainty as to the reimbursement status of newly approved health-care products and whether third party reimbursement will be available at price levels sufficient for us to realize our desired returns.

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

From the date of incorporation to March 31, 2006, our accumulated losses are approximately $19.1 million.  Since inception we have earned no revenues from the sale of any of our product candidates.  We expect expenses and losses to increase in the near term as we fund research and development and general and administrative expenses.  We expect to continue to incur substantial operating losses unless and until product sales and royalty payments generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

Since inception to March 31, 2006, we have raised approximately $28.2 million, net of offering costs, from the sale of equity securities, including proceeds from our private placement in March 2006.  Although we believe our current resources will provide funds for our operations through June 30, 2007, we will require substantial additional funds for further research and development, planned clinical trials and regulatory approvals.  Our planned cash requirements may vary materially in response to a number of factors, including research and development on our products, clinical trial results, changes in any aspect of the regulatory process, and delays in obtaining regulatory approvals. We may seek further funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources.  Further equity financings may substantially dilute shareholders’ investment in our shares. If we cannot obtain the required additional funding, then investors will not be able to recoup their investment or to profit from their investment.

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

We may enter into corporate agreements to develop and commercialize product candidates. We might not be able to establish such additional collaborations on favourable terms, if at all, or guarantee that our current or future collaborative arrangements will be successful.  In addition, third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us.

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

Dr. Hassan Salari is, indirectly, a significant shareholder, President and Chief Executive Officer.  Dr. Salari’s family currently is the beneficial owner of 6,247,101 common shares held by Pacific Medical Corp., which represents approximately 14.8% of our voting common shares and voting series A preferred shares.  Consequently, Dr. Salari has significant influence over our business and affairs, the election of our directors and over determining the outcome of most corporate actions requiring shareholder approval, including any merger, acquisition, consolidation or sale of all or substantially all of our assets. If he makes inappropriate decisions, our shareholders will suffer a decline in the value of their shares.

Sales of our common shares which are presently owned by our directors and officers could reduce the market price of our common shares when the resale restrictions expire.

The common shares controlled by Dr. Salari are subject to escrow and or other restrictions on resale.  At the completion of our initial public offering, there were a total of 6,247,101 common shares subject to the escrow requirements of Canadian National Policy 46-201 or approximately 17.9% of our outstanding voting shares.  On December 30, 2004, after the listing of the common shares for trading on the Toronto Stock Exchange as an established issuer, as defined in NP46-201, 25% of the common shares held in escrow were released from escrow and 25% were released on June 30, 2005 and on December 30, 2005 and 25% will be released on June 30, 2006.  Of the 6,247,101 shares described above, a total of 6,000,001 common shares held by Pacific Medical Corp., a company of which Dr. Hassan Salari is one of the beneficial owners, may be sold under Rule 144 subject to their release from escrow and volume limitations in any three month period of the higher of (i) 1% of our total issued and outstanding common shares; and (ii) the weekly trading volume for the four weeks preceding the sale, as long as Pacific Medical Corp. holds greater than 10% of our issued and outstanding common shares or Dr. Hassan Salari is an affiliate of us.  Once the restrictions fall away, Dr. Salari may sell his shares in the market.  If Dr. Salari sells substantial amounts of shares upon release from escrow, the market price of our common shares will decline.  The interests of our current management might conflict with shareholders’ interests.  Accordingly, if they sell their shares, the price of shareholders’ shares might decline.

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

Overhang of common shares issuable upon the exercise of warrants and the sale of common shares by the selling shareholders could depress our stock price. The potential future sale of large amounts of common shares might depress the market price of our common shares. The common shares that might be sold in the future were issued in a series of private transactions.

Our registration statements that became effective on December 17, 2004, and on April 22, 2005, and the registration statement which was filed on April 21, 2006 and effective as of May 8, 2006, covers the offer and sale from time to time of the common shares issued to the investors in a Regulation S offering and in private offerings and the common shares to be issued upon the exercise of the warrants for the purchase of common shares issued to the investors in the Regulation S offering and the private offerings.  The maximum number of common shares that may be resold by these investors or selling shareholders pursuant to the registration statement is 3,592,665 common shares directly owned. The warrant holders may exercise and resell such common shares at anytime and in compliance with the then applicable laws and regulations. The warrants to purchase 2,684,665 shares of common stock expire by July 31, 2006, and we expect these warrants to be exercised and the common shares sold.

Such sales of our common shares and warrants by the selling shareholders, and by other existing shareholders, or the perception that those sales may occur, could cause the trading price of our stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Pharmaceutical Product Development, Inc. (“PPDI”) holds 2,000,000 series A preferred shares that are superior in certain rights to shares of common stock. These preferred shares may be converted at any time into common shares, thus diluting the common shares.

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

We have entered into a definitive agreement with PPDI to buy back the series A preferred shares from PPDI for $0.86 per share. In the alternative, at our option, PPDI may convert some or all of the 2,000,000 series A preferred shares into common shares and resell the common shares to a third-party buyer. We will buy back the series A preferred shares that are not converted by PPDI. The transaction is expected to close on or before May 27, 2006.

Our stock price is likely to be volatile and could drop unexpectedly. As a result, we might be subject to lawsuits.

Our common shares have been publicly traded only since December 2004. We only have 40,183,748 common shares outstanding as of the date of this quarterly report, and our common stock is thinly traded. For example, in the five business days prior to May 9, 2006, the average daily trading volume of our common stock was 53,540 on the Toronto Stock Exchange and 19,800 on the OTCBB. The market price of our common stock could become subject to significant fluctuations. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

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

ITEM 3.

CONTROL AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 (the “Evaluation Date”). We conducted our evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based upon such evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. There have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect these controls over financial reporting subsequent to the date of their most recent evaluation.

PART II

ITEM 1.

LEGAL PROCEEDINGS

We are not party to any pending litigation and, to the best of our knowledge, no litigation against us is contemplated or threatened.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

	EXHIBIT INDEX
Exhibit		Page Number/
Number	Description	Filing Method

3.1	Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(6)
3.3	Bylaws	(1)
3.4	Amendment to Bylaws	(6)
4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4
10.1	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999	(1)
10.2	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.	(1)
10.3	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(1)
10.4	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz	(1)
10.5	Employment Agreement dated May 14, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and David Karp	(1)
10.6	Escrow Agreement between Chemokine Therapeutics Corp., Pacific Corporate Trust Company and Pacific Medical Corp.	(4)

10.12	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.13	Amendment to Employment Agreement dated with Dr. Hassan between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(2)
10.15	Lease Agreement dated January 1, 2003, between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.	(3)
10.16	Form of Warrant Agreement for investors in May 6, 2004, Regulation S offering	(3)
10.17	Agent Warrant Agreement for warrants issuable to agents upon closing of our offering pursuant to this registration statement	(4)
10.18	The 2004 Stock Option Plan	(2)
10.19	Amended Employment Agreement dated March 10, 2005, between Dr. Hassan Salari, our CEO, and President, and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.	(5)
10.20	Amended Employment Agreement dated March 10, 2005, between David Karp, our Chief Financial Officer and Corporate Secretary, and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.	(5)
10.21	Preferred Stock and License Restructuring Agreement dated April 12, 2006 between Pharmaceutical Product Development, Inc. and us.	(6)
10.22	Letter agreement dated April 12, 2005, by and between the University of British Columbia and us, amending the License Agreement between us dated September 22, 1999.	(6)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Certification Pursuant to U.S.C. 18 Section 1350

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

(4)

Previously filed on Amendment No. 3 to Registration Statement on Form SB-2  (Reg. No. 333-117858) on December 17, 2004.

(5)

Previously filed on Form 10-KSB on March 15, 2005.

(6)

Previously filed on Registration Statement on Form SB-2A  (Reg. No. 333-133476) on April 24, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOKINE THERAPEUTICS CORP.

Dated:  May 12, 2006

/s/ David Karp

David Karp, Director of Finance, Chief Financial Officer and Corporate Secretary

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 of Chemokine Therapeutics Corp.;

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

Date: May 12, 2006

/s/  Hassan Salari

Hassan Salari

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Karp, certify that:

1. I have reviewed this Quarterly Report on Form 10-KSB for the quarter ended March 31, 2006 of Chemokine Therapeutics Corp.;

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

Date: May 12, 2006

/s/ David Karp

David Karp

Chief Financial Officer

Exhibit 32

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, President and Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hassan Salari

Hassan Salari

President and Chief Executive Officer

May 12, 2006

I, David Karp, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David Karp

David Karp

Chief Financial Officer

May 12, 2006