Form 10QSB
period 2006-06-30
CHEMOKINE THERAPEUTICS CORP
filed 2006-08-10
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

As of August 10, 2006, there were 42,183,748 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes ___ No __X_

CHEMOKINE THERAPEUTICS CORP.

JUNE 30, 2006, QUARTERLY REPORT ON FORM 10-QSB

INDEX

		Page
	Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	19
Item 3.	Control and Procedures	32
	Part II
Item 1.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 6.	Exhibits and Reports on Form 8-K	32
	Exhibits
31.1	Section 302 Certification of Chief Executive Officer	34
31.2	Section 302 Certification of Chief Financial Officer	35
32	Certification Pursuant to U.S.C. 18 Section 1350	36

PART I

ITEM 1.

FINANCIAL STATEMENTS

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Page

Interim Consolidated Balance Sheets	4

Interim Consolidated Statements of Operations	5

Interim Consolidated Statement of Stockholders' Equity	6 - 8

Interim Consolidated Statements of Cash Flow	9

Notes to the Interim Consolidated Financial Statements	10 – 18

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,283,418	$3,719,163
Investments	6,558,429	2,627,760
Amounts receivable	93,354	33,214
Prepaid expense and deposits	102,395	154,969

TOTAL CURRENT ASSETS	10,037,596	6,535,106

PROPERTY AND EQUIPMENT	423,820	351,438

LICENSE	20,146	23,993

DUE FROM AFFILIATES	-	91,783

	$10,481,562	$7,002,320

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$275,164	$253,199
Due to affiliates	138,117	-
Current portion of capital lease obligation	12,531	11,648

TOTAL CURRENT LIABILITIES	425,812	264,847

CAPITAL LEASE OBLIGATION	15,679	21,157

	441,491	286,004

COMMITMENTS (Note 6)

STOCKHOLDERS’ EQUITY

PREFERRED STOCK
Authorized – 6,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: June 30, 2006 – Nil; December 31, 2005 – 2,000,000	-	2,000

COMMON STOCK
Authorized – 100,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: June 30, 2006 – 42,183,748; December 31, 2005 – 31,897,206	42,184	31,897

ADDITIONAL PAID-IN CAPITAL	30,845,505	23,717,965

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(20,847,618)	(17,035,546)

	10,040,071	6,716,316

	$10,481,562	$7,002,320

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

					Cumulative from inception on
					July 15,
	Three months ended		Six months ended		1998 to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

REVENUE	$-	$275,000	$-	$275,000	$275,000

EXPENSES
Research and development	1,015,108	614,257	2,436,116	1,474,201	12,389,384
General and administrative	1,058,947	439,851	1,689,652	1,285,870	9,038,653
Stock-based compensation	37,584	91,932	72,231	2,165	446,265
Amortization of license	1,923	1,924	3,847	3,847	30,457
Depreciation of property and equipment	38,697	7,875	74,430	11,408	247,171
Foreign exchange (gain) loss	(338,523)	19,201	(302,952)	141,262	(596,772)

	1,813,736	1,175,040	3,973,324	2,918,753	21,555,158

OTHER INCOME	112,051	65,392	161,252	120,418	432,540

NET LOSS	$(1,701,685)	$(834,648)	$(3,812,072)	$(2,523,335)	$(20,847,618)

NET LOSS PER COMMON SHARE
FOR THE PERIOD - BASIC AND DILUTED	$(0.04)	$(0.03)	$(0.10)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	40,988,420	31,789,641	37,043,990	31,372,002

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and June 30, 2006

(Expressed in U.S. dollars)

(Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Inception, July 15, 1998	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash	1	-	-	-	70,650	-	-	-	70,650
Issuance of preferred stock for cash	-	-	6,000,000	6,000	(4,800)	-	-	-	1,200
Net loss	-	-	-	-	-	-	-	(6,212)	(6,212)

Balances at December 31, 1998	1	-	6,000,000	6,000	65,850	-	-	(6,212)	65,638
Issuance of common stock and subscriptions on private placement, net of offering costs of $ 58,794	263,535	264	-	-	342,332	461,205	-	-	803,801
Issuance of warrants for consulting services	-	-	-	-	1,400	-	-	-	1,400
Net loss	-	-	-	-	-	-	-	(408,237)	(408,237)

Balances at December 31, 1999	263,536	264	6,000,000	6,000	409,582	461,205	-	(414,449)	462,602
Issuance of common stock and subscriptions on private placement, net of offering costs of $ 214,300	783,228	783	-	-	1,116,790	(461,205)	-	-	656,368
Conversion of preferred stock	6,000,000	6,000	(6,000,000)	(6,000)	-	-	-	-	-
Issuance of options for consulting services	-	-	-	-	87,968	-	-	-	87,968
Deferred stock compensation	-	-	-	-	83,500	-	(83,500)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	32,920	-	32,920
Net loss	-	-	-	-	-	-	-	(1,020,963)	(1,020,963)

Balances at December 31, 2000	7,046,764	7,047	-	-	1,697,840	-	(50,580)	(1,435,412)	218,895
Issuance of stock for cash	-	-	150,000	150	187,350	-	-	-	187,500
Issuance of common shares net of offering costs of $ 64,585	1,280,496	1,280	-	-	1,362,532	-	-	-	1,363,812
Issuance of warrants for offering costs	-	-	-	-	17,850	-	-	-	17,850
Cancellation of stock options	-	-	-	-	(50,580)	-	50,580	-	-
Net loss	-	-	-	-	-	-	-	(1,743,962)	(1,743,962)

Balances at December 31, 2001	8,327,260	8,327	150,000	150	3,214,992	-	-	(3,179,374)	44,095

See next page

See accompanying notes to the consolidated financial statements

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and June 30, 2006

(Expressed in U.S. dollars)

(Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 194,474	1,492,970	$1,493	-	$-	$1,677,746	$-	$-	$-	$1,679,239
Issuance of warrants for consulting services	-	-	-	-	139,725	-	-	-	139,725
Issuance of warrants for offering costs	-	-	-	-	62,871	-	-	-	62,871
Capital distribution on sale of subsidiary to related party	-	-	-	-	42,064	-	-	-	42,064
Net loss	-	-	-	-	-	-	-	(2,234,061)	(2,234,061)

Balances at December 31, 2002	9,820,230	9,820	150,000	150	5,137,398	-	-	(5,413,435)	(266,067)
Issuance of common stock net of offering costs of $ 130,628	577,852	578	-	-	644,395	-	-	-	644,973
Issuance of preferred shares	-	-	2,000,000	2,000	2,698,000	-	-	-	2,700,000
Issuance of warrants for consulting services	-	-	-	-	21,835	-	-	-	21,835
Issuance of warrants for offering costs	-	-	-	-	22,454	-	-	-	22,454
Net loss	-	-	-	-	-	-	-	(2,506,705)	(2,506,705)

Balances at December 31, 2003	10,398,082	10,398	2,150,000	2,150	8,524,082	-	-	(7,920,140)	616,490
Issuance of common stock net of offering costs of $ 2,234,671	17,915,714	17,916	-	-	12,144,538	-	-	-	12,162,454
Issuance of common stock for agent’s fee	628,977	629	-	-	352,054	-	-	-	352,683
Issuance of common stock for settlement of debt	247,100	247	-	-	199,753	-	-	-	200,000
Issuance of common stock for finder’s fees	3,333	3	-	-	4,497	-	-	-	4,500
Conversion of preferred stock to common stock	150,000	150	(150,000)	(150)	-	-	-	-	-
Issuance of warrants for consulting services	-	-	-	-	241,882	-	-	-	241,882
Issuance of warrants for offering costs	-	-	-	-	98,509	-	-	-	98,509
Issuance of warrants for finder’s fees	-	-	-	-	3,900	-	-	-	3,900
Stock-based compensation	-	-	-	-	51,581	-	-	-	51,581
Net loss	-	-	-	-	-	-	-	(3,095,240)	(3,095,240)

Balances at December 31, 2004	29,343,206	$29,343	2,000,000	$2,000	$21,620,796	$-	$-	$(11,015,380)	$10,636,759

See next page

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and June 30, 2006

(Expressed in U.S. dollars)

(Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$-	$-	$1,660,697
Conversion of warrants to common shares	102,000	102	-	-	85,050	-	-	-	85,152
Issuance of common stock	52,000	52	-	-	(52)	-	-	-	-
Issuance of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Issue of warrants for offering costs	-	-	-	-	14,888	-	-	-	14,888
Stock-based compensation	-	-	-	-	289,533	-	-	-	289,533
Net loss	-	-	-	-	-	-	-	(6,020,166)	(6,020,166)

Balances at December 31, 2005	31,897,206	31,897	2,000,000	2,000	23,717,965	-	-	(17,035,546)	6,716,316
Issuance of common stock net of offering costs of $ 426,228	6,471,698	6,472	-	-	5,408,860	-	-	-	5,415,332
Conversion of preferred stock to common stock	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-	-
Conversion of warrants to common shares	1,762,844	1,763	-	-	1,556,700	-	-	-	1,558,463
Issuance of common stock for options exercised	52,000	52	-	-	44,413	-	-	-	44,465
Issuance of warrants for agent’s fee	-	-	-	-	45,336	-	-	-	45,336
Stock-based compensation	-	-	-	-	72,231	-	-	-	72,231
Net loss	-	-	-	-	-	-	-	(3,812,072)	(3,812,072)

Balance at June 30, 2006	42,183,748	$42,184	-	$-	$30,845,505	$-	$-	$(20,847,618)	$10,040,071

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(Expressed in U.S. dollars)

(Unaudited)

					Cumulative from inception on July 15,
	Three months ended		Six month ended		1998 to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,701,685)	$(834,648)	$(3,812,072)	$(2,523,335)	$(20,847,618)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	40,620	9,799	78,277	15,255	277,628
Common shares issued for consulting services	–	–	–	–	1,033,669
Warrants issued for consulting services	–	–	–	–	404,842
Options issued for consulting services	–	–	–	–	87,968
Stock-based compensation	37,584	(89,767)	72,231	2,165	446,265
Decrease (increase) in
Amounts receivable	(47,104)	(1,548)	(60,140)	(47,830)	(93,354)
Prepaid expense and deposits	17,318	11,670	52,574	6,876	(102,395)
Increase (decrease) in
Accounts payable and accrued liabilities	(95,392)	(231,477)	21,965	(414,023)	275,164
Deferred revenue	-	(275,000)	-	(275,000)	–

	(1,748,659)	(1,410,971)	(3,647,165)	(3,235,892)	(18,517,831)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	674,156	15,859	7,489,823	1,984,509	31,647,476
Stock issued for settlement of debt	–	–	–	–	200,000
Offering costs	(24,140)	559	(426,228)	(213,682)	(2,974,596)
Net advances from (repayment to) affiliates	(295,344)	62,070	229,900	(310,642)	184,935
Capital lease payments	(1,625)	-	(4,595)	-	(6,440)

	353,047	78,488	7,288,900	1,460,185	29,051,375

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	–	–	–	–	(4,754)
Purchase of investments	(933,360)	2,776,366	(6,650,438)	(3,678,930)	(9,278,198)
Redemption of investments	2,719,770	-	2,719,770	-	2,719,770
Payment under license agreement	–	–	-	-	(50,603)
Purchase of property and equipment	(68,192)	(207,821)	(146,812)	(280,832)	(636,341)

	1,718,218	2,568,545	(4,077,480)	(3,959,762)	(7,250,126)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	322,606	1,236,062	(435,745)	(5,735,469)	3,283,418

CASH AND CASH EQUIVALENTS, beginning of period	2,960,812	4,464,947	3,719,163	11,436,478	–

CASH AND CASH EQUIVALENTS, end of period	$3,283,418	$5,701,009	$3,283,418	$5,701,009	$3,283,418

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2006

(Expressed in U.S. dollars)

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999 the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of June 30, 2006, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development.  At June 30, 2006, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to June 30, 2006, of $ 20,847,618.

On December 30, 2004 the Company announced its Initial Public Offering (“IPO”) and its common shares were posted for trading on the Toronto Stock Exchange under the trading symbol “CTI” and in June 2005, the Company began trading on the Over-the-Counter Bulletin Board under the symbol “CHKT”.  Under its IPO the Company sold 18,400,000 common shares, including common shares sold under an over-allotment option for gross cash proceeds of $ 15,203,519 (Cdn$ 18,400,000).

The Company is subject to all of the risks inherent in an early stage business operating in the biotechnology industry. These risks include, but are not limited to, a limited operating history, limited management resources, and the challenges of bringing a drug through development to approval for sale.  On March 22, 2006, the Company entered into a private placement and issued 6,471,698 common shares for gross proceeds of $ 5,886,896 (Cdn$ 6,860,000) and net proceeds after offering costs of $ 5,460,668. Management believes that these funds, together with current working capital, will be sufficient to fund the Company’s operations through September 30, 2007.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Research and development

Research and development expenses are expensed as incurred.  Upfront and milestone payments made to third parties in connection with specific research and development projects are expensed as incurred up to the point of regulatory approval.  Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product.

Reclassification

Certain 2005 amounts have been reclassified to conform to the presentation used in the current period.

Stock-based compensation

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payment” (“SFAS No. 123R”), using the modified-prospective transition method.  Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options.  Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (“SFAS No. 123”).  Results for prior periods have not been restated, as provided for under the modified-prospective method.

Prior to the January 1, 2006, adoption of the SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and as such, generally recognized no compensation cost for employee stock options granted at fair market value but recognized compensation cost for grants of employee stock-based compensation awards equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock related award.  As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

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

The following table shows the pro forma effect on Net loss and loss per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS No. 123 for the six month period ended June 30, 2005:

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Six months
ended
June 30, 2005
(Pro forma)
Net loss per consolidated statements of operations	$(2,523,335)
Stock-based compensation intrinsic value basis	2,165
Stock-based compensation fair value basis	(93,318)

Pro-forma net loss	$(2,614,488)

Pro-forma loss per share	$(0.08)

No pro forma disclosures for the six month period ended June 30, 2006, are presented because the amounts are recognized in the interim consolidated financial statements in accordance with SFAS No. 123R.

3.	CAPITAL STOCK

Common stock

During the period from inception to June 30, 2006, the Company issued 42,183,748 common shares for total consideration of $ 32,881,145 net of offering costs of $ 3,647,039.

During the six month period ended June 30, 2006, the Company issued an aggregate 8,286,542 shares of common stock at $ 0.85 to $ 0.91 per share, for cash consideration of $ 7,489,823 before offering costs of $ 426,228.

During the six month period ended June 30, 2006, all 2,000,000 shares of preferred stock were converted to 2,000,000 shares of common stock on a 1 for 1 basis.  The Company incurred costs of $237,600 to facilitate the conversion of the preferred shares.  Total costs paid in connection of the conversion are included in general and administrative expenses reported on the interim consolidated statements of operations.

Warrants

During the six month period ended June 30, 2006, the Company issued 350,000 stock purchase warrants exercisable into common shares at $ 1.07 per share which expire on March 22, 2008. The stock purchase warrants were issued as partial consideration for agents’ fee.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $ 45,336.  This amount was charged to capital stock as an offering cost.

During the six month period ended June 30, 2006, stock purchase warrants were exercised for 1,762,844 common shares at $ 0.85 to $ 0.90 per share.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3.	CAPITAL STOCK - continued

The following table summarizes information regarding stock purchase warrants outstanding at June 30, 2006:

	Number
	outstanding
Exercise	and	Expiry
price	exercisable	dates

$0.80	50,000	June 2007
0.90 (Cdn$ 1.00)	720,320	July 2006 to December 2007
1.12 (Cdn$ 1.25)	350,000	March 2008
1.25	1,341,000	July 2006 to November 2007
1.35	169,100	July 2007 to November 2007
1.50	56,000	June 2007 to November 2007

	2,686,420

Common stock reserved for future issuances

Common stock reserved for future issuances as of June 30, 2006, is as follows:

Outstanding stock options	2,696,000
Stock options available for grant	1,802,416
Outstanding stock purchase warrants	2,686,420

7,184,836

4.	STOCK-BASED COMPENSATION

As discussed in note 2, “Significant Accounting Policies”, effective January 1, 2006, the Company adopted the fair value recognition provisions for stock-based awards granted to employees using the modified-prospective transition method provided by SFAS No. 123R.

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

The maximum number of shares of common stock authorized by the stockholders and reserved and available for issuance by the Board of Directors is 4,498,416.  The compensation cost that has been charged against income for the six month period ended June 30, 2006, for this plan was $ 72,231.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	STOCK-BASED COMPENSATION - continued

The fair value for stock awards was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2006, and June 30, 2005:

	Six months ended
	June 30,
	2006	2005 (Pro forma)

Expected term (in years)	5	5
Expected volatility	16%	58%
Risk-free interest rate	3.75%	2.81% to 3.60%
Expected dividend yield	0.0	0.0

Estimated fair value per option granted	$ 0.23	$ 0.41 to $ 0.49

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

The fair value of each stock option granted is estimated on the date of grant using Black-Scholes valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the Black-Scholes valuation approach, and the resulting expense is recognized using the graded attribution method. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS No. 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	STOCK-BASED COMPENSATION - continued

A summary of the Company’s stock option activity for the six months ended June 30, 2006, is presented in the following table:

	Shares under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, January 1, 2006	2,656,500	$0.92
Granted	395,000	1.12
Exercised	(52,000)	0.90
Cancelled	(303,500)	1.08
Outstanding, June 30, 2006	2,696,000	$0.95	3.5	$200

Exercisable, June 30, 2006	2,148,440	$0.93	2.4	$104

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $ 0.81 as of the last business day of the period ended June 30, 2006, which would have been received by the optionees had all options been exercised on that date. As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $ 134,327, which is expected to be recognized over a weighted average period of approximately 42 months. During the six months ended June 30, 2006, the total intrinsic value of stock options exercised was $ 4,467 and the total fair value of options vested was $ 26,070.

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the period ended June 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted average grant-date fair value

Nonvested at January 1, 2006	762,580	$ 0.26
Granted	395,000	0.25
Vested	(560,060)	0.16
Forfeited	(49,960)	0.44

Nonvested at June 30, 2006	547,560	$ 0.34

Cash received from options exercised under the share-based payment arrangement for the six month period ended June 30, 2006, was $ 44,465. Since the Company has not realized any deferred tax benefits, no actual tax benefit was realized relating to the option exercised.

The Company issues shares of common stock upon exercise of stock options from the treasury shares.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2006, the Company paid $ 1,814,810 (2005 - $ 1,185,680) to Globe Laboratories Inc., a corporation controlled by a director, for research expenses.

During the six month period ended June 30, 2006, the Company paid board compensation to its non-management directors totaling $ 59,500 (2005 - $ 55,250), which are included in general and administrative expense.

During the six month period ended June 30, 2006, the Company paid rent of $ 10,543 (2005 - $ 9,713) to a corporation with a director in common.

6.	COMMITMENTS

- Contractual agreements

The Company has entered into various research and development agreements with third parties to perform research and development services on its behalf.  The Company is committed to pay $ 1,662,702, in respect of contracts in place at June 30, 2006.

– Lease agreements

The Company leases office premises and a vehicle under operating leases which expire at various dates ending July 31, 2008.  The Company is obligated to make the following minimum lease payments under its operating leases in each of the fiscal years ending December 31:

2006	$38,700
2007	82,600
2008	44,300
$165,600

– License agreement

On April 12, 2006, the Company entered into an agreement with Pharmaceutical Product Development, Inc (“PPDI”) to re-acquire licensing rights to its drug candidate CTCE-0214 that had previously been granted to PPDI in April, 2003.

Under the agreement the Company is obligated to achieve various milestones and is committed to make milestone payments.

Milestone payments are to be made as follows:

- $ 250,000 cash upon the dosing of the first subject in a Phase III clinical trial of CTCE-0214

- $ 250,000 cash upon filing a New Drug Application with the United States Food and Drug Administration (“FDA”) with respect to CTCE-0214 (or any equivalent filing in any foreign country)

- $ 1,000,000 cash upon approval by the FDA (or any equivalent regulatory body in a foreign country) of CTCE-0214 for any therapeutic use

- 50 percent of the first net sales of CTCE-0214 up to $ 1,000,000

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

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  U.S. GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between U.S. GAAP and Canadian GAAP are as follows:

Consolidated statement of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(pro forma)		(pro forma)
Net loss under U.S. GAAP	$(1,701,685)	$(834,648)	$(3,812,072)	$(2,523,335)
Stock-based compensation intrinsic value basis (i)	–	(89,767)	–	2,165
Stock-based compensation fair value basis under U.S. GAAP(i)	37,584	–	72,231	–
Stock-based compensation fair value basis under Canadian GAAP(i)	(33,156)	(55,501)	(68,189)	(93,318)

Net loss under Canadian GAAP	$(1,697,257)	$(979,916)	$(3,808,030)	$(2,614,488)

Loss per share under Canadian GAAP	$(0.04)	$(0.03)	$(0.10)	$(0.08)

(i)	Stock-based compensation

On January 1, 2004 the Company retroactively adopted the revised provisions of the Canadian Institute of Chartered Accountants’ Handbook Section 3870 “Stock-Based Compensation and Other Stock-based Payments” (“Section 3870”).  Section 3870, as revised, requires stock-based compensation be charged to expense based on estimated fair value.  The fair value of stock-based compensation is determined, under 3870, the same way as under SFAS No. 123 before January 1, 2006.  The adoption of this revised standard impacts net loss reported under Canadian GAAP and otherwise has no impact on stockholders’ equity or net cash used in operations before the adoption of SFAS No. 123R.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES – continued

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

(v)	Research and development

Under U.S. GAAP, costs to purchase rights to unproven technology, which may not have alternative future uses, are expensed as research and development.  Under Canadian GAAP, the purchase costs of such rights are generally capitalized as an intangible asset.

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

Overview

We are in the biotechnology business with a focus on the discovery and development of protein based drugs.  In particular, we focus on the area of chemokines, proteins which regulate a large number of physiological functions.  Since inception on July 15, 1998, we have established and are developing five drug candidates.  Two of our drug candidates are in human clinical trials.  These two drug candidates are CTCE-9908 and CTCE-0214, indicated for the prevention of the metastasis of cancer tumors and for hematological support, respectively.  Our other three drug candidates are in preclinical development in the areas of neovascularization, CTCE-0324, wound healing, CTCE-0422, and stroke, CTCE-0501. In addition, we maintain drug discovery programs to identify new drug candidates.

Limited Operating History

Since inception we have been in the development stage.  From inception to June 30, 2006, our accumulated deficit was approximately $20.8 million.  We expect to continue to incur operating losses in the near term as we fund clinical trials and until such time as product sales and/or royalty payments generate sufficient revenues to fund continuing operations.

We raised a total of Cdn$18,400,000 in an initial public offering, including the underwriters’ exercise of the over-allotment or “green shoe” option in December 2004 and January 2005.  In March 2006, we placed a total of 6,471,698 common shares in a nonpublic transaction for gross proceeds of $5,886,896 or Cdn$6,860,000 and net proceeds after offering costs of $5,460,668. We believe that these funds, together with current working capital, will be sufficient to fund our operations through September 30, 2007.  If we need additional funds to continue to advance the development of our drug candidates and such funds are not available in a timely manner or at a reasonable cost, we will either have to suspend operations until funds become available, or cease operations entirely.

Research and Development

Our research and development expenses consist primarily of costs associated with the clinical trials of our drug candidates, compensation and other expenses for research and development personnel, related contract research, manufacturing of compounds, facility costs, supplies and materials and costs for consultants.  We engage Globe Laboratories Inc. to carry out our research and development.  Globe Laboratories, controlled by Dr. Salari, our President and Chief Executive Officer, engages in research for us on a contracted operating cost basis plus a 2% margin.  Pursuant to a development agreement between us and Globe Laboratories, all proprietary interest, including all patent rights, trademarks, copyright, trade secrets and confidential information of the research and development conducted by Globe Laboratories on our products is our exclusive property.  Globe Laboratories is eligible for Canadian scientific research and experimental tax credits.

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

Strategic Relationship and Partnering Strategy

We established a strategic relationship with Pharmaceutical Product Development, Inc. (NASDAQ: PPDI) in 2002 and 2003.  PPDI acquired 2,000,000 series “A” preferred shares through an investment of $2,700,000 and we granted to PPDI share purchase warrants entitling PPDI to purchase 500,000 common shares at an exercise price equal to Cdn$1.00 per share expiring on December 29, 2007.  We granted PPDI an option, exercisable for up to 90 days, to license CTCE-0214 following completion of the Phase I clinical trials. Our agreement with PPDI also provided that we would fund the Phase I clinical studies of CTCE-0214. If we decided to license any other of our compounds to a third party, we had to give notice to PPDI and allow PPDI the first opportunity to negotiate a license with us.  If PPDI had no interest in a compound or we were unable to reach an agreement on a license, we could then negotiate and grant licenses to other companies.

We determined that a termination of these agreements would benefit us and on May 25, 2006, we announced the closing of a previously announced transaction with PPDI under which we re-acquired the licensing rights on our compound CTCE-0214.  PPDI will retain an interest in the CTCE-0214 program through potential future milestone payments.

In re-acquiring the licensing rights to CTCE-0214, we paid to PPDI $100,000 cash and will potentially pay up to $2.5 million in milestone payments as follows:  $250,000 cash upon the dosing of the first subject in a phase III clinical trial of CTCE-0214; $250,000 cash upon filing a New Drug Application with the United States Food and Drug Administration (“FDA”) with respect to CTCE-0214 (or any equivalent filing in any foreign country); $1,000,000 cash upon approval by the FDA (or any equivalent regulatory body in a foreign country) of CTCE-0214 for any therapeutic use; and 50 percent of the first net sales of CTCE-0214 up to $1,000,000.

As part of the transaction, PPDI converted its 2,000,000 convertible preferred shares into 2,000,000 common shares and sold the common shares to third-party investors.  In connection with the sale of the common shares, we paid a $237,600 fee to PPDI to facilitate the sale of the common shares. There are currently no preferred shares outstanding.

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

Critical Accounting Policy

We base our discussion and analysis of financial condition and results of operations on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles.  We present the differences between U.S. and Canadian GAAP in Note 7 to our quarterly financial statements.  In the preparation of financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  We review our estimates on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  While we describe our significant accounting policies in Note 2 to our financial statements, we believe the following accounting policy to be critical.

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

Prior to the January 1, 2006, adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and as such, generally recognized no compensation cost for employee stock options granted at fair market value but recognized compensation cost for grants of employee stock-based compensation awards equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock related award. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. SFAS 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25.

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

As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was  $134,327, which is expected to be recognized over a weighted average period of approximately 42 months.

Results of Operations

Three Months Ended June 30, 2006, and 2005

Revenues.  During the three months ended June 30, 2006, we recorded no revenues.  During the three months ended June 30, 2005, we recorded revenues of $275,000 from a research collaboration with Procter & Gamble Pharmaceuticals, Inc. (P&GP).  The research collaboration involved a nine month study period under which P&GP evaluated our compounds for cardiovascular applications.

Research and development.  We recorded research and development expenses of $1,015,108 during the three months ended June 30, 2006, compared to $614,257 for the three months ended June 30, 2005.  The increase in research and development expenses in the current period was primarily attributable to the increased clinical trial costs for our two lead compounds CTCE-0214 and CTCE-9908.  Research and development expenses also include preclinical and regulatory expenses and research staff salaries and a $100,000 payment to PPDI to re-acquire the rights to our CTCE-0214 compound.

During the quarter we continued dosing subjects under an ongoing, three stage, Phase I clinical study for CTCE-0214 which began in December 2005.  We recorded direct costs for CTCE-0214 of approximately $458,300 for the three months ended June 30, 2006, compared to approximately $228,700 for the three months ended June 30, 2005.  We anticipate continuation of the Phase I clinical trial for the remainder of the year.

We recorded direct costs for CTCE-9908 of approximately $250,400 for the three months ended June 30, 2006, which included commencement of the Phase I/II clinical trial.  This compares to approximately $255,700 for the three months ended June 30, 2005.  We anticipate continuation of the Phase I/II clinical trial for CTCE-9908 throughout the remainder of 2006 and the first half of 2007.

General and administrative.  We recorded general and administrative expenses of $1,058,947 for the three months ended June 30, 2006, compared to $439,851 for the comparative period in 2005.  General and administrative expenses consist primarily of salaries, legal and accounting services, investor relations, office expenses, patent filing costs and business development.  Included in general and administrative expenses is a $237,600 fee paid to PPDI to facilitate the sale of their common shares to third-party investors subsequent to PPDI’s conversion of its 2,000,000 convertible preferred shares into 2,000,000 common shares.  This transaction was part of an agreement we entered into with PPD on April 12, 2006, to re-acquire the licensing rights to our compound CTCE-0214.

Stock-based compensation.  During the first quarter of 2006, we adopted the provisions of SFAS 123R, using the modified-prospective transition method resulting in the recording of an expense of the fair value for granted, modified, settled stock options.  For the three months ended June 30, 2006, we recorded stock-based compensation expense of $37,584, compared to $91,932 for the three months ended June 30, 2005.  The stock-based compensation expense for the three months ended June 30, 2005, includes the expense recorded under variable accounting and relates to certain stock options granted in 2004.

Other income.  We realized other income of $112,051 for the three months ended June 30, 2006, compared to $65,392 for the three months ended June 30, 2005.  Other income consisted primarily of interest earned on cash balances and investments which benefited from increasing interest rates and slightly higher cash balances quarter over quarter.

Net loss.  We incurred a net loss of $1,701,685 ($0.04 per share) during the three months ended June 30, 2006, compared to $834,648 ($0.03 per share) during the three months ended June 30, 2005. The increase in our net loss resulted principally from the increase in research and development expenditures and general and administrative expenditures as described above.

Six Months Ended June 30, 2006, and 2005

Revenues.  During the six months ended June 30, 2006, we recorded no revenues.  During the six months ended June 30, 2005, we recorded revenues of $275,000 from a research collaboration with P&GP involving an evaluation of our compounds for cardiovascular applications.

Research and development.  We recorded research and development expenses of $2,436,116 during the six months ended June 30, 2006, compared to $1,474,201 for the six months ended June 30, 2005.  The increase in research and development expenses in the current period was primarily attributable to the increased preclinical and clinical trial expenses and manufacturing costs for our two lead compounds CTCE-0214 and CTCE-9908.  Research and development expenses also include regulatory expenses and research staff salaries and a $100,000 payment to PPDI to re-acquire the rights to our CTCE-0214 compound.

We recorded direct costs for CTCE-0214 of approximately $1,069,900 for the six months ended June 30, 2006, compared to approximately $857,200 for the six months ended June 30, 2005.  We anticipate conducting the Phase I clinical trial for the remainder of the year.

We recorded direct costs for CTCE-9908 of approximately $841,500 for the six months ended June 30, 2006, which included costs of the Phase I/II clinical trial currently underway as well as preparatory work for the Phase I/II clinical trial, and related manufacturing of compound.  This compares to approximately $857,200 for the six months ended June 30, 2005.

General and administrative.  We recorded general and administrative expenses of $1,689,652 for the six months ended June 30, 2006, compared to $1,285,870 for the comparative period in 2005.  General and administrative expenses consist primarily of salaries, legal and accounting services, investor relations, office expenses, patent filing costs and business development.  General and administrative expenses include a $237,600 fee paid to PPD to facilitate the sale of their common shares to third-party investors subsequent to PPD’s conversion of its 2,000,000 convertible preferred shares into 2,000,000 common shares.

Stock-based compensation.  For the six months ended June 30, 2006, we recorded stock-based compensation expense of $72,231 compared to $2,165 for the six months ended June 30, 2005.  The stock-based compensation expense for the three months ended June 30, 2005, includes the expense recorded under variable accounting and relates to certain stock options granted in 2004.

Other income.  We realized other income of $161,252 for the six months ended June 30, 2006, compared to $120,418 for the six months ended June 30, 2005.  Other income consisted primarily of interest earned on cash balances and investments which benefited from increasing interest rates.

Net loss.  We incurred a net loss of $3,812,072 ($0.10 per share) during the six months ended June 30, 2006, compared to $2,523,335 ($0.08 per share) during the six months ended June 30, 2005. The increase in our net loss resulted principally from the increase in research and development expenditures as described above.

Liquidity and Capital Resources

Since inception we have financed substantially all of our operations through the private and public offerings of equity securities. Through June 30, 2006, we received net proceeds of approximately $28.9 million from the issuance of shares of preferred and common stock.  As of June 30, 2006, we had funds available of $9,841,847.  We invest our surplus cash in redeemable, government treasuries and other investment grade commercial paper with maturities of under two years.

On March 22, 2006, we placed a total of 6,471,698 shares of common stock in a nonpublic transaction for gross proceeds of $5,886,896 or Cdn$6,860,000 and net proceeds after offering costs of $5,460,668.  On December 29, 2004, we closed our initial public offering for gross proceeds of $13,264,799 or Cdn$16,000,000 and net proceeds of $11,576,484 after agent’s commissions of $994,860 and expenses in connection with the offering (including legal, accounting, translation, filing fees and printing costs) of $693,455.  Our agents exercised the over-allotment or “greenshoe” option of the initial public offering in full on January 31, 2005, for gross proceeds of $1,968,651 or Cdn$2,400,000.

For the three months ended June 30, 2006, we used net cash of $1,748,659 in operating activities consisting primarily of the net loss for the period of $1,701,685.  Cash flow from operating activities was further decreased by a reduction in accounts payable of $95,392.

Cash generated from financing activities for the three months ended June 30, 2006, was $353,047 comprised of $674,156 in proceeds from the exercise of warrants partially offset by a reduction in our outstanding obligation to our affiliate Globe Laboratories Inc. by $295,344.  Globe Laboratories conducts research and development activities on our behalf.  During the quarter, we purchased $68,192 of laboratory equipment.

For the six months ended June 30, 2006, we used net cash of $3,647,165 in operating activities consisting primarily of the net loss for the period of $3,812,072.  Cash generated from financing activities for the six months ended June 30, 2006, was $7,288,900 and includes net proceeds of $5,460,668 from our March 22, 2006, private placement and $1,602,927 from the exercise of warrants and options.  During the first six months ended June 30, 2006, we had a net advance of $229,900 from our affiliate Globe Laboratories Inc., as a result of Globe Laboratories conducting research and development activities on our behalf.  During the same period, we purchased $146,812 of laboratory equipment.

We believe that our current funds will be sufficient to fund our operations through September 30, 2007.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

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

Long Term Obligations

We lease our office facilities and a vehicle under operating leases which expire at various dates ending July 31, 2008.  We are obligated to make the following minimum lease payments under our operating leases in each of the fiscal years ending December 31:

2006	$38,700
2007	82,600
2008	44,300
$165,l60

We have entered into various research and development and consulting agreements with third parties to perform research and development and business development services on our behalf.  We are committed to pay $1,662,702, in respect of contracts in place at June 30, 2006.

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

From the date of incorporation to June 30, 2006, our accumulated losses are approximately $20.8 million.  Since inception we have earned no revenues from the sale of any of our product candidates.  We expect expenses and losses to increase in the near term as we fund research and development and general and administrative expenses.  We expect to continue to incur substantial operating losses unless and until product sales and royalty payments generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

Since inception to June 30, 2006, we have raised approximately $28.9 million, net of offering costs, from the sale of equity securities, including proceeds from our private placement in March 2006.  Although we believe our current resources will provide funds for our operations through September 30, 2007, we will require substantial additional funds for further research and development, planned clinical trials and regulatory approvals.  Our planned cash requirements may vary materially in response to a number of factors, including research and development on our products, clinical trial results, changes in any aspect of the regulatory process, and delays in obtaining regulatory approvals. We may seek further funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources.  Further equity financings may substantially dilute shareholders’ investment in our shares. If we cannot obtain the required additional funding, then investors will not be able to recoup their investment or to profit from their investment.

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

Dr. Hassan Salari is, indirectly, a significant shareholder, President and Chief Executive Officer.  Dr. Salari’s family currently is the beneficial owner of 6,247,101 common shares held by Pacific Medical Corp., which represents approximately 14.8% of our voting common shares.  Consequently, Dr. Salari has significant influence over our business and affairs, the election of our directors and over determining the outcome of most corporate actions requiring shareholder approval, including any merger, acquisition, consolidation or sale of all or substantially all of our assets. If he makes inappropriate decisions, our shareholders will suffer a decline in the value of their shares.

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

Our registration statements that became effective on December 17, 2004, and on April 22, 2005, and the registration statement which was filed on April 21, 2006, and effective as of May 8, 2006, covers the offer and sale from time to time of the common shares issued to the investors in a Regulation S offering and in private offerings and the common shares to be issued upon the exercise of the warrants for the purchase of common shares issued to the investors in the Regulation S offering and the private offerings.  The maximum number of common shares that may be resold by these investors or selling shareholders pursuant to the registration statement is 1,255,000 common shares directly owned. The warrant holders may exercise and resell such common shares at anytime and in compliance with the then applicable laws and regulations.

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

Our common shares have been publicly traded only since December 2004. We only have 42,183,748 common shares outstanding as of the date of this quarterly report, and our common stock is thinly traded. For example, in the five business days prior to August 4, 2006, the average daily trading volume of our common stock was 3,200 on the Toronto Stock Exchange and 900 on the OTCBB. The market price of our common stock could become subject to significant fluctuations. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies. As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

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

ITEM 3.

CONTROL AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 (the “Evaluation Date”). We conducted our evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”). Based upon such evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. There have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect these controls over financial reporting subsequent to the date of their most recent evaluation.

PART II

ITEM 1.

LEGAL PROCEEDINGS

We are not party to any pending litigation and, to the best of our knowledge, no litigation against us is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 10, 2006.  At the Annual Meeting, the shareholders reelected Hassan Salari, Michael Evans, John Osth, Matthias C. Kurth and C. Richard Piazza as directors and elected Mohammad Azab as a director to serve for one-year terms until the 2007 Annual Meeting of Stockholders or until their successors are duly elected and qualified.  Also, the shareholders ratified the appointment of M.D. Sassi Co. as the Company’s independent accountants for the fiscal year ending December 31, 2006.

The shareholders voted at the Annual Meeting as follows:

Matter	Votes Cast For	Votes Against	Abstentions
Election of Hassan Salari	17,727,135	0	0
Election of Michael Evans	17,727,135	0	0
Election of John Osth	17,727,135	0	0
Election of Matthias C. Kurth	17,727,135	0	0
Election of C. Richard Piazza	17,727,135	0	0
Election of Mohammad Azab	17,727,135	0	0
Ratification of the Company’s Independent Auditors	18,192,025	0	0

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

	EXHIBIT INDEX
Exhibit		Page Number/
Number	Description	Filing Method
3.1	Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(6)
3.3	Bylaws	(1)
3.4	Amendment to Bylaws	(6)
4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4
10.1	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999	(1)
10.2	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.	(1)
10.3	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(1)

10.4	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz	(1)
10.5	Employment Agreement dated May 14, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and David Karp	(1)
10.6	Escrow Agreement between Chemokine Therapeutics Corp., Pacific Corporate Trust Company and Pacific Medical Corp.	(4)
10.7	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)
10.8	Amendment to Employment Agreement dated with Dr. Hassan between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(2)
10.9	Lease Agreement dated January 1, 2003, between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.	(3)
10.10	Form of Warrant Agreement for investors in May 6, 2004, Regulation S offering	(3)
10.11	Agent Warrant Agreement for warrants issuable to agents upon closing of our offering pursuant to this registration statement	(4)
10.12	The 2004 Stock Option Plan	(2)
10.13	Amended Employment Agreement dated March 10, 2005, between Dr. Hassan Salari, our CEO, and President, and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.	(5)
10.14	Amended Employment Agreement dated March 10, 2005, between David Karp, our Chief Financial Officer and Corporate Secretary, and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.	(5)
10.15	Preferred Stock and License Restructuring Agreement dated April 12, 2006, between Pharmaceutical Product Development, Inc. and us.	(6)
10.06	Letter agreement dated April 12, 2005, by and between the University of British Columbia and us, amending the License Agreement between us dated September 22, 1999.	(6)
10.17	Executive Services Agreement dated June 28, 2006, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Guy Ely, N.D. Life Sciences Corp.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Certification Pursuant to U.S.C. 18 Section 1350

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

Dated:  August 10, 2006

/s/ David Karp

David Karp, Director of Finance, Chief Financial Officer and Corporate Secretary

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, of Chemokine Therapeutics Corp.;

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

(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8545, 34-51293 and 34-51293]

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

Date: August 10, 2006

/s/  Hassan Salari

Hassan Salari

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Karp, certify that:

1. I have reviewed this Quarterly Report on Form 10-KSB for the quarter ended June 30, 2006, of Chemokine Therapeutics Corp.;

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

(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8545, 34-51293 and 34-51293]

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

Date: August 10, 2006

/s/ David Karp

David Karp

Chief Financial Officer

Exhibit 32

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, President and Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hassan Salari

Hassan Salari

President and Chief Executive Officer

August 10, 2006

I, David Karp, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David Karp

David Karp

Chief Financial Officer

August 10, 2006