Form 10QSB
period 2006-09-30
CHEMOKINE THERAPEUTICS CORP
filed 2006-11-14
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

As of  November 10, 2006, there were 42,183,748 shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes ___ No __X_

click here for printer-friendly PDF version

CHEMOKINE THERAPEUTICS CORP.

SEPTEMBER 30, 2006, QUARTERLY REPORT ON FORM 10-QSB

INDEX

		Page
	Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	19
Item 3.	Control and Procedures	31
	Part II
Item 1.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 6.	Exhibits and Reports on Form 8-K	31
	Exhibits
31.1	Section 302 Certification of Chief Executive Officer	33
31.2	Section 302 Certification of Chief Financial Officer	34
32	Certification Pursuant to U.S.C. 18 Section 1350	35

PART I

ITEM 1.

FINANCIAL STATEMENTS

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Page

Interim Consolidated Balance Sheets	1

Interim Consolidated Statements of Operations	2

Interim Consolidated Statement of Stockholders' Equity	3 - 5

Interim Consolidated Statements of Cash Flow	6

Notes to the Interim Consolidated Financial Statements	7 – 15

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,417,759	$3,719,163
Investments	5,790,233	2,627,760
Amounts receivable	77,609	33,214
Prepaid expense and deposits	58,747	154,969

TOTAL CURRENT ASSETS	8,344,348	6,535,106

PROPERTY AND EQUIPMENT	377,279	351,438

LICENSE	18,222	23,993

DUE FROM AFFILIATE (Note 5)	-	91,783

	$8,739,849	$7,002,320
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$228,750	$253,199
Due to affiliate (Note 5)	411,504	-
Current portion of capital lease obligation	12,716	11,648

TOTAL CURRENT LIABILITIES	652,970	264,847

CAPITAL LEASE OBLIGATION	12,402	21,157

	665,372	286,004
COMMITMENTS (Note 6)
STOCKHOLDERS’ EQUITY
PREFERRED STOCK
Authorized – 6,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: September 30, 2006 – Nil; December 31, 2005 – 2,000,000	-	2,000

COMMON STOCK
Authorized – 100,000,000 voting, participating shares; par value $ 0.001 per share
Issued and outstanding: September 30, 2006 – 42,183,748; December 31, 2005 – 31,897,206	42,184	31,897

ADDITIONAL PAID-IN CAPITAL	30,884,239	23,717,965

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(22,851,946)	(17,035,546)

	8,074,477	6,716,316

	$8,739,849	$7,002,320

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

					Cumulative from inception on
					July 15,
					1998 to
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2006	2005	2006	2005	2006

REVENUE	$-	$-	$-	$275,000	$275,000

EXPENSES
Research and development	1,464,591	1,051,986	3,900,707	2,526,187	13,853,975
General and administrative	525,351	598,743	2,215,003	1,884,613	9,564,004
Stock-based compensation	38,734	321,650	110,965	323,815	484,999
Amortization of license	1,923	1,924	5,770	5,771	32,380
Depreciation of property and equipment	53,024	16,452	127,454	27,860	300,195
Foreign exchange (gain) loss	14,643	(276,513)	(288,309)	(135,251)	(582,129)

	2,098,266	1,714,242	6,071,590	4,632,995	23,653,424

OTHER INCOME	93,938	95,721	255,190	216,139	526,478

NET LOSS	$(2,004,328)	$(1,618,521)	$(5,816,400)	$(4,141,856)	$(22,851,946)

NET LOSS PER COMMON SHARE
FOR THE PERIOD - BASIC AND DILUTED	$(0.05)	$(0.05)	$(0.15)	$(0.13)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	42,183,748	31,804,858	38,776,069	31,517,873

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and September 30, 2006

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and September 30, 2006

(Expressed in U.S. dollars)

(Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity
Issuance of common stock net of offering costs of $ 194,474	1,492,970	$1,493	-	$-	$1,677,746	$-	$-	$-	$1,679,239
Issuance of warrants for consulting services	-	-	-	-	139,725	-	-	-	139,725
Issuance of warrants for offering costs	-	-	-	-	62,871	-	-	-	62,871
Capital distribution on sale of subsidiary to related party	-	-	-	-	42,064	-	-	-	42,064
Net loss	-	-	-	-	-	-	-	(2,234,061)	(2,234,061)
Balances at December 31, 2002	9,820,230	9,820	150,000	150	5,137,398	-	-	(5,413,435)	(266,067)
Issuance of common stock net of offering costs of $ 130,628	577,852	578	-	-	644,395	-	-	-	644,973
Issuance of preferred shares	-	-	2,000,000	2,000	2,698,000	-	-	-	2,700,000
Issuance of warrants for consulting services	-	-	-	-	21,835	-	-	-	21,835
Issuance of warrants for offering costs	-	-	-	-	22,454	-	-	-	22,454
Net loss	-	-	-	-	-	-	-	(2,506,705)	(2,506,705)
Balances at December 31, 2003	10,398,082	10,398	2,150,000	2,150	8,524,082	-	-	(7,920,140)	616,490
Issuance of common stock net of offering costs of $ 2,234,671	17,915,714	17,916	-	-	12,144,538	-	-	-	12,162,454
Issuance of common stock for agent’s fee	628,977	629	-	-	352,054	-	-	-	352,683
Issuance of common stock for settlement of debt	247,100	247	-	-	199,753	-	-	-	200,000
Issuance of common stock for finder’s fees	3,333	3	-	-	4,497	-	-	-	4,500
Conversion of preferred stock to common stock	150,000	150	(150,000)	(150)	-	-	-	-	-
Issuance of warrants for consulting services	-	-	-	-	241,882	-	-	-	241,882
Issuance of warrants for offering costs	-	-	-	-	98,509	-	-	-	98,509
Issuance of warrants for finder’s fees	-	-	-	-	3,900	-	-	-	3,900
Stock-based compensation	-	-	-	-	51,581	-	-	-	51,581
Net loss	-	-	-	-	-	-	-	(3,095,240)	(3,095,240)
Balances at December 31, 2004	29,343,206	29,343	2,000,000	2,000	21,620,796	-	-	(11,015,380)	10,636,759

See next page

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and September 30, 2006

(Expressed in U.S. dollars)

(Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$-	$-	$1,660,697
Conversion of warrants to common shares	102,000	102	-	-	85,050	-	-	-	85,152
Issuance of common stock	52,000	52	-	-	(52)	-	-	-	-
Issuance of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Issuance of warrants for offering costs	-	-	-	-	14,888	-	-	-	14,888
Stock-based compensation	-	-	-	-	289,533	-	-	-	289,533
Net loss	-	-	-	-	-	-	-	(6,020,166)	(6,020,166)

Balances at December 31, 2005	31,897,206	31,897	2,000,000	2,000	23,717,965	-	-	(17,035,546)	6,716,316
Issuance of common stock net of offering costs of $ 426,228	6,471,698	6,472	-	-	5,408,860	-	-	-	5,415,332
Conversion of preferred stock to common stock	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-	-
Conversion of warrants to common shares	1,762,844	1,763	-	-	1,556,700	-	-	-	1,558,463
Issuance of common stock for options exercised	52,000	52	-	-	44,413	-	-	-	44,465
Issuance of warrants for agent’s fee	-	-	-	-	45,336	-	-	-	45,336
Stock-based compensation	-	-	-	-	110,965	-	-	-	110,965
Net loss	-	-	-	-	-	-	-	(5,816,400)	(5,816,400)

Balance at September 30, 2006	42,183,748	$42,184	-	$-	$30,884,239	$-	$-	$(22,851,946)	$8,074,477

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

(Expressed in U.S. dollars)

(Unaudited)

					Cumulative from inception on July 15,
	Three months ended		Nine months ended		1998 to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,004,328)	$(1,618,521)	$(5,816,400)	$(4,141,856)	$(22,851,946)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	54,948	18,376	133,225	33,631	332,576
Common shares issued for consulting services	-	-	-	-	1,033,669
Warrants issued for consulting services	-	-	-	-	404,842
Options issued for consulting services	-	-	-	-	87,968
Stock-based compensation	38,734	321,650	110,965	323,815	484,999
Decrease (increase) in
Amounts receivable	15,745	12,973	(44,395)	(34,857)	(77,609)
Prepaid expense and deposits	43,648	(38,172)	96,222	(31,296)	(58,747)
Increase (decrease) in
Accounts payable and accrued liabilities	(46,414)	(96,711)	(24,449)	(510,734)	228,750
Deferred revenue	-	-	-	(275,000)	-

	(1,897,667)	(1,400,405)	(5,544,832)	(4,636,297)	(20,415,498)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	7,489,823	1,984,509	31,647,476
Stock issued for settlement of debt	-	-	-	-	200,000
Offering costs	-	-	(426,228)	(213,682)	(2,974,596)
Net advances from (repayment to) affiliates	273,387	308,181	503,288	(2,461)	458,323
Capital lease payments	(3,092)	(1,119)	(7,687)	(1,119)	(9,532)

	270,295	307,062	7,559,196	1,767,247	29,321,671

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	-	-	-	-	(4,754)
Purchase of investments	(3,535,287)	-	(10,185,725)	(2,891,739)	(12,813,485)
Redemption of investments	4,303,483	787,191	7,023,252	-	7,023,252
Payment under license agreement	-	-	-	-	(50,603)
Purchase of property and equipment	(6,483)	(46,676)	(153,295)	(327,508)	(642,824)

	761,713	740,515	(3,315,768)	(3,219,247)	(6,488,414)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	(865,659)	(352,828)	(1,301,404)	(6,088,297)	2,417,759

CASH AND CASH EQUIVALENTS, beginning of period	3,283,418	5,701,009	3,719,163	11,436,478	-

CASH AND CASH EQUIVALENTS, end of period	$2,417,759	$5,348,181	$2,417,759	$5,348,181	$2,417,759

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2006

(Expressed in U.S. dollars)

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999 the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of September 30, 2006 the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development.  At September 30, 2006, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to September 30, 2006 of $ 22,851,946.

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

The Company is subject to all of the risks inherent in an early stage business operating in the biotechnology industry. These risks include, but are not limited to, a limited operating history, limited management resources, and the challenges of bringing a drug through development to approval for sale.  On March 22, 2006 the Company entered into a private placement and issued 6,471,698 common shares for gross proceeds of $ 5,886,896 (Cdn$ 6,860,000) and net proceeds after offering costs of $ 5,460,668. Management believes that these funds, together with current working capital, will be sufficient to fund the Company’s operations through March 31, 2008.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These interim unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on March 30, 2006.

The consolidated financial statements reflect, in the opinion of management, all adjustments (including of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows.  All significant intercompany accounts and transactions have been eliminated.  Results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or future operating periods.  Significant accounting policies utilized in the preparation of the consolidated financial statements are summarized below:

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

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

The following table shows the pro forma effect on Net loss and loss per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS No. 123 for the nine month period ended September 30, 2005:

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Nine months
ended
September 30, 2005
(Pro forma)
Net loss per consolidated statements of operations	$(4,141,856)
Stock-based compensation intrinsic value basis	323,815
Stock-based compensation fair value basis	(132,415)

Pro-forma net loss	$(3,950,456)

Pro-forma loss per share	$(0.13)

No pro forma disclosures for the nine month period ended September 30, 2006 are presented because the amounts are recognized in the interim consolidated financial statements in accordance with SFAS No. 123R.

3.	CAPITAL STOCK

Common stock

During the period from inception to September 30, 2006 the Company issued 42,183,748 common shares for total consideration of $ 32,881,145 net of offering costs of $ 3,647,039.

During the nine month period ended September 30, 2006 the Company issued an aggregate 8,286,542 shares of common stock at $ 0.85 to $ 0.91 per share, for cash consideration of $ 7,489,823 before offering costs of $ 426,228.

During the nine month period ended September 30, 2006, all 2,000,000 shares of preferred stock were converted to 2,000,000 shares of common stock on a 1 for 1 basis.  The Company incurred costs of $237,600 to facilitate the conversion of the preferred shares.  Total costs paid in connection of the conversion are included in general and administrative expenses reported on the interim consolidated statements of operations.

Warrants

During the nine month period ended September 30, 2006, the Company issued 350,000 stock purchase warrants exercisable into common shares at $ 1.07 per share which expire on March 22, 2008. The stock purchase warrants were issued as partial consideration for agents’ fee.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $ 45,336.  This amount was charged to capital stock as an offering cost.

During the nine month period ended September 30, 2006, stock purchase warrants were exercised for 1,762,844 common shares at $ 0.85 to $ 0.90 per share.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3.	CAPITAL STOCK - continued

The following table summarizes information regarding stock purchase warrants outstanding at September 30, 2006:

	Number
	outstanding
Exercise	and	Expiry
price	exercisable	dates

$0.80	50,000	June 2007
0.89 (Cdn$ 1.00)	560,000	December 2006 to December 2007
1.12 (Cdn$ 1.25)	350,000	March 2008
1.25	1,296,000	June 2007 to November 2007
1.35	169,100	July 2007 to November 2007
1.50	56,000	June 2007 to November 2007

	2,481,100

Common stock reserved for future issuances

Common stock reserved for future issuances as of September 30, 2006 is as follows:

Outstanding stock options	2,812,000
Stock options available for grant	1,686,416
Outstanding stock purchase warrants	2,481,100

6,979,516

4.	STOCK-BASED COMPENSATION

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

The maximum number of shares of common stock authorized by the stockholders and reserved and available for issuance by the Board of Directors is 4,498,416.  The compensation cost that has been charged against income for the nine month period ended September 30, 2006 for this plan was $ 110,965.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	STOCK-BASED COMPENSATION - continued

The fair value for stock awards was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2006 and September 30, 2005:

	Nine months ended
	September 30,
	2006	2005 (Pro forma)

Expected term (in years)	5	5
Expected volatility	22%	58%
Risk-free interest rate	4.7%	3.4%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$ 0.26	$ 0.45

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	STOCK-BASED COMPENSATION - continued

A summary of the Company’s stock option activity for the nine months ended September 30, 2006 is presented in the following table:

	Shares under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, January 1, 2006	2,656,500	$0.92
Granted	555,000	1.04
Exercised	(52,000)	0.90
Cancelled	(347,500)	1.16
Outstanding, September 30, 2006	2,812,000	$0.94	3.3	$0.0

Exercisable, September 30, 2006	2,265,000	$0.93	2.3	$0.0

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $ 0. 76 as of the last business day of the period ended September 30, 2006, which would have been received by the optionees had all options been exercised on that date. As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $ 113,537 which is expected to be recognized over a weighted average period of 1.3 years. During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $ 4,467 and the total fair value of options vested was $ 94,972.

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the period ended September 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted average grant-date fair value
Nonvested at January 1, 2006	762,580	$ 0.26
Granted	555,000	0.26
Vested	(571,500)	0.17
Forfeited	(77,240)	0.48
Nonvested at September 30, 2006	668,840	$ 0.32

Cash received from options exercised under the share-based payment arrangement for the nine month period ended September 30, 2006 was $ 44,465. Since the Company has not realized any deferred tax benefits, no actual tax benefit was realized relating to the option exercised.

The Company issues shares of common stock upon exercise of stock options from the treasury shares.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	RELATED PARTY TRANSACTIONS

The Company’s amount due to affiliate of $411,504 at September 30, 2006 and amount due from affiliate of $91,783 at December 31, 2005 are both due from (to) a contract service provider company, a corporation controlled by a director.  The amounts are related to research expenses incurred for research services provided by this contract service provider company.

During the nine month period ended September 30, 2006, the Company paid $ 2,965,555 (2005 - $ 2,166,664) to a contract service provider company, a corporation controlled by a director, for research activities performed on behalf of the Company.

During the nine month period ended September 30, 2006, the Company paid board compensation to its non-management directors totaling $ 65,500 (2005 - $ 60,500), which are included in general and administrative expense.

During the nine month period ended September 30, 2006, the Company paid rent of $ 10,543 (2005 - $ 17,112) to a corporation with a director in common.

During the nine month period ended September 30, 2006, the Company paid consulting fees of $ 22,738 (2005 - $ nil) to two companies controlled by a family member of a director.

6.	COMMITMENTS

Contractual agreements

The Company has entered into various research and development agreements with third parties to perform research and development services on its behalf.  The Company is committed to pay $ 1,290,136, in respect of contracts in place at September 30, 2006.

Lease agreements

The Company leases office premises and a vehicle under operating leases which expire at various dates ending July 31, 2008.  The Company is obligated to make the following minimum lease payments under its operating leases in each of the fiscal years ending December 31:

2006	$21,900
2007	82,500
2008	44,300
$148,700

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

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  U.S. GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between U.S. GAAP and Canadian GAAP are as follows:

Consolidated statement of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(pro forma)		(pro forma)
Net loss under U.S. GAAP	$(2,004,328)	$(1,618,521)	$(5,816,400)	$(4,141,856)
Stock-based compensation intrinsic value basis (i)	-	321,650	-	323,815
Stock-based compensation fair value basis under U.S. GAAP(i)	38,734	-	110,965	-
Stock-based compensation fair value basis under Canadian GAAP(i)	(48,871)	(39,096)	(117,060)	(132,415)

Net loss under Canadian GAAP	$(2,014,465)	$(1,335,967)	$(5,822,495)	$(3,950,456)

Loss per share under Canadian GAAP	$(0.05)	$(0.04)	$(0.15)	$(0.13)

(i)	Stock-based compensation

On January 1, 2004 the Company retroactively adopted the revised provisions of the Canadian Institute of Chartered Accountants’ Handbook Section 3870 “Stock-Based Compensation and Other Stock-based Payments” (“Section 3870”).  Section 3870, as revised, requires stock-based compensation be charged to expense based on estimated fair value.  The fair value of stock-based compensation is determined, under Section 3870, the same way as under SFAS No. 123 before January 1, 2006.  The adoption of this revised standard impacts net loss reported under Canadian GAAP and otherwise has no impact on stockholders’ equity or net cash used in operations before the adoption of SFAS No. 123R.

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

Overview

We are in the biotechnology business with a focus on the discovery and development of protein based drugs.  In particular, we focus on the area of chemokines, proteins which regulate a large number of physiological functions.  Since inception on July 15, 1998, we have established and are developing five drug candidates.  Two of our drug candidates are in human clinical trials.  These two drug candidates are CTCE-9908 and CTCE-0214, indicated for the prevention of the metastasis of cancer and for hematological support, respectively.  Our other three drug candidates are in preclinical / research development in the areas of neovascularization, CTCE-0324, wound healing, CTCE-0422, and stroke, CTCE-0501. In addition, we maintain drug discovery capabilities to identify new drug candidates.

Limited Operating History

Since inception we have been in the development stage.  From inception to September 30, 2006, our accumulated deficit was approximately $22.9 million.  We expect to continue to incur operating losses in the near term as we fund clinical trials and until such time as product sales and/or royalty payments generate sufficient revenues to fund continuing operations.

We raised a total of Cdn$18,400,000 in an initial public offering, including the underwriters’ exercise of the over-allotment or “green shoe” option in December 2004 and January 2005.  In March 2006, we placed a total of 6,471,698 common shares in a nonpublic transaction for gross proceeds of $5,886,896 or Cdn$6,860,000 and net proceeds after offering costs of $5,460,668.  We believe that these funds, together with current working capital, will be sufficient to fund our operations through March 31, 2008.  If we need additional funds to continue to advance the development of our drug candidates and such funds are not available in a timely manner or at a reasonable cost, we will either have to suspend operations until funds become available, or try to find a partner to help the development of our products.

Research and Development

Our research and development expenses consist primarily of costs associated with the clinical trials of our drug candidates, compensation and other expenses for research and development personnel, related contract research, manufacturing of compounds, facility costs, supplies and materials and costs for consultants.  We engage Globe Laboratories Inc, an independent contract service provider company, to carry out some of our research work for a fee based on cost plus a 2% margin. Globe Laboratories Inc. is controlled by Dr. Hassan Salari our President and Chief Executive Officer.  Pursuant to a development agreement between us and Globe Laboratories, all proprietary interest, including all patent rights, trademarks, copyright, trade secrets and confidential information of the research conducted by Globe Laboratories on our products is our exclusive property.

Our research and development activities are primarily focused on the clinical trials of CTCE-9908, a drug candidate for the prevention of metastasis of cancer, and CTCE-0214, a drug candidate for hematological support.  We are responsible for all costs incurred in the research and development program of these two lead drug candidates.  Our research and development activities also include three other drug candidates that we intend to test in animal models of peripheral arterial disease, infectious disease and stroke.

We expect to incur costs associated with our research and development activities as we continue work on our drug candidates and expand our research and development programs.  Over the next eighteen months, our product research and development plan includes:

•

Conduct Phase I/II clinical trials for CTCE-9908, our anti-metastasis drug candidate.

•

Conduct additional Phase I clinical trials for CTCE-0214, our hematological support drug candidate.

•

Continue pre-clinical studies for CTCE-0324.

Clinical development timelines, likelihood of success and total costs vary widely.  Although we are currently focused primarily on advancing our two drug candidates, we anticipate that we will make determinations as to which research and development projects of our five compounds to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of its market potential.

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

Capital Expenditures

We intend to acquire laboratory equipment over the next eighteen months at an estimated cost of $100,000.

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

Stock-Based Compensation

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payment” (SFAS 123R), using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fvair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

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

As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $113,537, which is expected to be recognized over a weighted average period of approximately 1.3 years.

Results of Operations

Three Months Ended September 30, 2006, and 2005

Revenues.  We had no revenues in the three months ended September 30, 2006 and 2005.

Research and development.  We recorded research and development expenses of $1,464,591 during the three months ended September 30, 2006, compared to $1,051,986 for the three months ended September 30, 2005.  The increase in research and development expenses in the current period was primarily attributable to the increased clinical trial costs for our two lead compounds CTCE-0214 and CTCE-9908 and continued efforts with our other early research activities.

During the quarter we continued dosing subjects under an ongoing, three stage, Phase I clinical study for CTCE-0214 which began in December 2005.  We recorded direct costs for CTCE-0214 of approximately $413,200 for the three months ended September 30, 2006, compared to approximately $485,200 for the three months ended September 30, 2005.  We anticipate continuation of the Phase I clinical trial for the remainder of the year.

We recorded direct costs for CTCE-9908 of approximately $533,700 for the three months ended September 30, 2006, which included commencement of the Phase I/II clinical trial.  This compares to approximately $497,300 for the three months ended September 30, 2005.  We anticipate continuation of the Phase I/II clinical trial for CTCE-9908 throughout the remainder of 2006 and the first half of 2007.

General and administrative.  We recorded general and administrative expenses of $525,351 for the three months ended September 30, 2006, compared to $598,743 for the comparative period in 2005.  General and administrative expenses consist primarily of salaries, legal and accounting services, investor relations, office expenses, patent filing costs and business development.  The slight decrease in general and administrative expenses is due to a reduction in legal expenses.

Stock-based compensation.  During the first quarter of 2006, we adopted the provisions of SFAS 123R, using the modified-prospective transition method resulting in the recording of an expense of the fair value for granted, modified, settled stock options.  For the three months ended September 30, 2006, we recorded stock-based compensation expense of $38,734, compared to $321,650 for the three months ended September 30, 2005.  The stock-based compensation expense for the three months ended September 30, 2005, includes the expense recorded under variable accounting and relates to certain stock options granted in 2004.

Other income.  We realized other income of $93,938 for the three months ended September 30, 2006, compared to $95,721 for the three months ended September 30, 2005.  Other income consisted primarily of interest earned on cash balances and investments.

Net loss.  We incurred a net loss of $2,004,328 ($0.05 per share) during the three months ended September 30, 2006, compared to $1,618,521 ($0.05 per share) during the three months ended September 30, 2005.  The increase in our net loss resulted principally from the increase in research and development expenditures as described above.

Nine Months Ended September 30, 2006, and 2005

Revenues.  During the nine months ended September 30, 2006, we recorded no revenues.  During the nine months ended September 30, 2005, we recorded revenues of $275,000 from a research collaboration with P&GP involving an evaluation of our compounds for cardiovascular applications.

Research and development.  We recorded research and development expenses of $3,900,707 during the nine months ended September 30, 2006, compared to $2,526,187 for the nine months ended September 30, 2005.  The increase in research and development expenses in the current period was primarily attributable to the increased expenses associated with our two lead compounds CTCE-0214 and CTCE-9908 and our continued efforts with our other early research activities.  Research and development expenses also include regulatory expenses and research staff salaries and a $100,000 payment to PPDI to re-acquire the rights to our CTCE-0214 compound.

We recorded direct costs for CTCE-0214 of approximately $1,483,100 for the nine months ended September 30, 2006, compared to approximately $1,342,400 for the nine months ended September 30, 2005.  We anticipate conducting the Phase I clinical trial for the remainder of the year.

We recorded direct costs for CTCE-9908 of approximately $1,375,300 for the nine months ended September 30, 2006, which included costs of the Phase I/II clinical trial currently underway as well as preparatory work for the Phase I/II clinical trial, and related manufacturing of compound.  This compares to approximately $876,000 for the nine months ended September 30, 2005.

General and administrative.  We recorded general and administrative expenses of $2,215,003 for the nine months ended September 30, 2006, compared to $1,884,613 for the comparative period in 2005.  General and administrative expenses consist primarily of salaries, legal and accounting services, investor relations, office expenses, patent filing costs and business development.  General and administrative expenses include a $237,600 fee paid to PPD to facilitate the sale of their common shares to third-party investors subsequent to PPD’s conversion of its 2,000,000 convertible preferred shares into 2,000,000 common shares.

Stock-based compensation.  For the nine months ended September 30, 2006, we recorded stock-based compensation expense of $110,965 compared to $323,815 for the nine months ended September 30, 2005.  The stock-based compensation expense for the nine months ended September 30, 2005, includes the expense recorded under variable accounting and relates to certain stock options granted in 2004.

Other income.  We realized other income of $255,190 for the nine months ended September 30, 2006, compared to $216,139 for the nine months ended September 30, 2005.  Other income consisted primarily of interest earned on cash balances and investments which benefited from increasing interest rates and larger average cash balances.

Net loss.  We incurred a net loss of $5,816,400 ($0.15 per share) during the nine months ended September 30, 2006, compared to $4,141,856 ($0.13 per share) during the nine months ended September 30, 2005.  The increase in our net loss resulted principally from the increase in research and development expenditures as described above.

Liquidity and Capital Resources

Since inception we have financed substantially all of our operations through the private and public offerings of equity securities.  Through September 30, 2006, we received net proceeds of approximately $28 million from the issuance of shares of preferred and common stock.  As of September 30, 2006, we had funds available of $8,207,992.  We invest our surplus cash in redeemable, government treasuries and other investment grade commercial paper with maturities of under two years.

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

For the three months ended September 30, 2006, we used net cash of $1,897,667 in operating activities consisting primarily of the net loss for the period of $2,004,328.  Cash flow from operating activities was further decreased by a reduction in accounts payable of $46,414.

Cash generated from financing activities for the three months ended September 30, 2006, was $270,295 as a result of an increase in our outstanding obligation to Globe Laboratories Inc. by $273,387.

For the nine months ended September 30, 2006, we used net cash of $5,544,832 in operating activities consisting primarily of the net loss for the period of $5,816,400.  Cash generated from financing activities for the nine months ended September 30, 2006, was $7,559,196 and includes net proceeds of $5,460,668 from our March 22, 2006, private placement and $1,602,927 from the exercise of warrants and options.  During the first nine months ended September 30, 2006, we had a net advance of $503,288 to Globe Laboratories Inc., as a result of Globe Laboratories conducting research and development activities for us.  During the same period, we purchased $153,295 of laboratory equipment.

We believe that our current funds will be sufficient to fund our operations through March 31, 2008.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

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

Long Term Obligations

We lease our office facilities and a vehicle under operating leases which expire at various dates ending July 31, 2008.  We are obligated to make the following minimum lease payments under our operating leases in each of the fiscal years ending December 31:

2006	$21,900
2007	82,500
2008	44,300
$148,700

We have entered into various research and development and consulting agreements with third parties to perform research and development and business development services on our behalf.  We are committed to pay $1,290,136, in respect of contracts in place at September 30, 2006.

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

From the date of incorporation to September 30, 2006, our accumulated losses are approximately $22.9 million.  Since inception we have earned no revenues from the sale of any of our product candidates.  We expect expenses and losses to increase in the near term as we fund research and development and general and administrative expenses.  We expect to continue to incur substantial operating losses unless and until product sales and royalty payments generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

Since inception to September 30, 2006, we have raised approximately $28 million, net of offering costs, from the sale of equity securities, including proceeds from our private placement in March 2006.  Although we believe our current resources will provide funds for our operations through March 31, 2008, we will require substantial additional funds for further research and development, planned clinical trials and regulatory approvals.  Our planned cash requirements may vary materially in response to a number of factors, including research and development on our products, clinical trial results, changes in any aspect of the regulatory process, and delays in obtaining regulatory approvals. We may seek further funding through public or private equity or debt financings, collaborative arrangements with pharmaceutical companies or from other sources.  Further equity financings may substantially dilute shareholders’ investment in our shares.  If we cannot obtain the required additional funding, then investors will not be able to recoup their investment or to profit from their investment.

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

Dr. Hassan Salari has the scientific knowledge and research expertise in the field of chemokines and cytokines on which we depend for direction in developing our drug candidates.  Dr. Salari has the reputation and respect required in the scientific and business community that we need in order to attract investors, customers, joint ventures, and strategic partners.  If we were to lose his services, the probability of achieving our business and scientific objectives would be severely diminished.

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

Our common shares have been publicly traded only since December 2004. We only have 42,183,748 common shares outstanding as of the date of this quarterly report, and our common stock is thinly traded.  For example, in the five business days prior to November 8, 2006, the average daily trading volume of our common stock was 11,220 on the Toronto Stock Exchange and 13,520 on the OTCBB.  The market price of our common stock could become subject to significant fluctuations. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of technology companies.   As a result, the market price of our common stock may materially decline, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.  We may become involved in this type of litigation in the future. Litigation of this type is often expensive and diverts management’s attention and resources.

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

ITEM 3.

CONTROL AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 (the “Evaluation Date”). We conducted our evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”), who is also functioning as the Chief Financial Officer (“CFO”). Based upon such evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.  There have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect these controls over financial reporting subsequent to the date of their most recent evaluation.

PART II

ITEM 1.

LEGAL PROCEEDINGS

We are not party to any pending litigation and, to the best of our knowledge, no litigation against us is contemplated or threatened.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

	EXHIBIT INDEX
Exhibit		Page Number/
Number	Description	Filing Method
3.1	Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(6)
3.3	Bylaws	(1)
3.4	Amendment to Bylaws	(6)
4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4
10.1	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999	(1)
10.2	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.	(1)
10.3	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(1)
10.4	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz	(1)
10.5	Employment Agreement dated May 14, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and David Karp	(1)
10.6	Escrow Agreement between Chemokine Therapeutics Corp., Pacific Corporate Trust Company and Pacific Medical Corp.	(4)
10.7	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004	(2)

10.8	Amendment to Employment Agreement dated with Dr. Hassan between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari	(2)
10.9	Lease Agreement dated January 1, 2003, between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.	(3)
10.10	Form of Warrant Agreement for investors in May 6, 2004, Regulation S offering	(3)
10.11	Agent Warrant Agreement for warrants issuable to agents upon closing of our offering pursuant to this registration statement	(4)
10.12	The 2004 Stock Option Plan	(2)
10.13	Amended Employment Agreement dated March 10, 2005, between Dr. Hassan Salari, our CEO, and President, and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.	(5)
10.14	Amended Employment Agreement dated March 10, 2005, between David Karp, our former Chief Financial Officer and Corporate Secretary, and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.	(5)
10.15	Preferred Stock and License Restructuring Agreement dated April 12, 2006, between Pharmaceutical Product Development, Inc. and us.	(6)
10.06	Letter agreement dated April 12, 2005, by and between the University of British Columbia and us, amending the License Agreement between us dated September 22, 1999.	(6)
10.17	Executive Services Agreement dated June 28, 2006, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Guy Ely, N.D. Life Sciences Corp.	(7)
10.18

Termination of the amended employment agreement between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (BC) Corp. and David Karp, our former Chief Financial Officer and Corporate Secretary

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

(7)

Previously filed on Form 10-QSB on August 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOKINE THERAPEUTICS CORP.

Dated:  November 10, 2006

/s/ Hassan Salari

Hassan Salari,

Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, of Chemokine Therapeutics Corp.;

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

Date: November 10, 2006

/s/  Hassan Salari

Hassan Salari

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, of Chemokine Therapeutics Corp.;

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

Date: November 10, 2006

/s/ Hassan Salari

Hassan Salari

Chief Financial Officer

Exhibit 32

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Hassan Salari, President and Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hassan Salari

Hassan Salari

President and Chief Executive Officer

November 10, 2006

I, Hassan Salari, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Hassan Salari

Hassan Salari

Chief Financial Officer

November 10, 2006