Form 10KSB
period 2006-12-31
CHEMOKINE THERAPEUTICS CORP
filed 2007-04-16
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

State issuer’s revenues for its most recent fiscal year.  $NIL

As of March 6, 2007, the approximate aggregate market value of voting and non-voting stock held by non-affiliates of the issuer was $26,952,485. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2007, there were 42,183,748 shares of the issuer’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the issuer’s definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2007, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ]

click here for printer-friendly PDF version

CHEMOKINE THERAPEUTICS CORP.

2006 ANNUAL REPORT ON FORM 10-KSB

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements.  All statements other than statements of historical facts contained in this Annual Report, including statements of our expectations regarding research and development, revenues, selling, general and administrative expenses, profitability, financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" and elsewhere in this Annual Report, including, among other things: our anticipated business strategies; our anticipated clinical trials; our intention to introduce new product candidates; our relationships with third parties, including manufacturers, clinical research organizations, collaborative partners, marketing and distribution partners, contract sales organizations and suppliers; anticipated trends in our business; sufficiency of resources to fund operating and capital requirements; operating cash burn rates; future capital expenditures; our ability to conduct clinical trials and obtain and maintain regulatory approval in the U.S. and in other major markets; reimbursements by third party and government payors; and our abilitu to protect our intellectual property and conduct our business without infringing patents of others.

New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement.  We assume no obligation to update any forward-looking statements after the date of this prospectus as a result of new information, future events or developments, except as required by federal securities laws.

All references to “$” or “dollars” in this Form 10-KSB are to U.S. dollars unless otherwise noted.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Overview

We are a development stage biotechnology company with a focus on the discovery and development of peptide based drugs for human diseases.  In particular, we focus on the area of chemokines, small proteins that regulate a large number of physiological functions.  We are at various stages in research and development of five drug candidates.  Two of our drug candidates are in human clinical trials.  Our two lead drug candidates are CTCE-9908 and CTCE-0214, indicated for the prevention of metastasis of cancer and for hematological support, respectively.  Our other three drug candidates are in preclinical development in the areas of neovascularization (CTCE-0324), wound healing (CTCE-0422), and stroke (CTCE-0501). In addition, we maintain drug discovery programs to identify potential new drug candidates.

Our objective is to discover drug candidates that target chemokine receptors and develop them through Phase II clinical trials.  Provided that we reach this stage with individual drug candidates, we intend to enter into agreements with larger biotechnology and pharmaceutical companies to license or co-develop our drug candidates through Phase III and Phase IV of clinical trials.  In some circumstances, when appropriate, we may license a product to a partner at an earlier stage.  We intend to license the marketing of our product candidates to companies with existing infrastructure for the marketing of pharmaceutical drugs.

Chemokine Therapeutics Corp. was founded on July 15, 1998. We are incorporated under the laws of the State of Delaware.  We have a wholly owned subsidiary in British Columbia, Chemokine Therapeutics (B.C.) Corp., or CTBCC, a company incorporated under the laws of the Province of British Columbia, which employs our executive management and our research personnel.

Drug Discovery Capabilities

We have a team of chemists and biologists that has developed an approach to discover chemokine based drug candidates.  Even though they occur naturally in the body, the majority of chemokines in their natural state are not suitable for use as therapeutic drugs due to their instability and potential side effects such as allergic reactions, fever and bone pain.  We have developed techniques to generate small versions or analogs of natural chemokines that copy (or mimic) the function of chemokines known as agonists or inhibit their function known as antagonists.  While these analogs function similarly to natural chemokines, we believe these analogs overcome the limitations of natural chemokines and do not possess their side effect profiles.  Therefore we believe that these analogs could potentially be used as therapeutic drugs.  We have designed several hundred of these analogs and have tested them in our laboratories.  We have selected five of these compounds as drug candidates.  We consider two of these compounds, CTCE-9908 and CTCE-0214, lead product candidates, each of which have been successfully tested in Phase I clinical trials.  We are testing CTCE-9908 for the prevention of the metastasis of cancer and we are testing CTCE-0214 for hematological support.  We have completed preliminary testing of a CTCE-0324 candidate and will continue to test it in animal models emulating peripheral arterial disease.  We continue efforts to complete lead optimization of CTCE-0422 for wound healing and CTCE-0501 for stroke.

The scope of our drug development activities includes:

•

Investigation of natural chemokines;

•

Characterization of binding sites for chemokines;

•

Design of new analogs, based on the structure of chemokines, that mimic or counteract the biological activities of their natural counterparts;

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

Phase I clinical trials are typically the first study of a drug in humans.  These studies typically evaluate safety and pharmacokinetics, the metabolism of the drug, in a small group of usually fewer than 50 healthy subjects.  Phase I clinical trials can also allow researchers to evaluate dose levels as well as route of administration. Phase II clinical trials are designed to measure efficacy, short-term tolerability and further information related to the optimum dose in specific patient groups for specific diseases.  These trials are usually conducted with patients who are suffering from the disease.  The Phase II clinical trials involve a greater number of subjects than Phase I clinical trials.

Phase III clinical trials compare the results of people taking a new treatment with results of people taking standard treatment, for example, which group has better survival rates or fewer side effects.  In most cases, studies move into Phase III clinical trials only after a treatment has shown an acceptable safety profile and preliminary efficacy results in Phases I and II. Phase III trials may include hundreds of people.

Phase IV clinical trials are conducted once a drug has been approved and is being marketed.  The drug is studied in a Phase IV clinical trial to evaluate side effects of the new treatment that were not apparent in the Phase III trial.  Phase IV clinical trials involve testing in large groups of people, sometimes in the thousands.

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

We intend to seek regulatory approval for marketing of a new drug in both North America and in Europe if and when our drug candidates are successful in completing Phase III clinical trials.  We cannot give you assurance that any of our drug candidates will demonstrate safety and efficacy during the conduct of clinical trials or that any of our drug candidates will ever gain regulatory approval.

The Chemokine System and Our Proprietary Drug Discovery Approach

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

We have developed our own approach to address this challenge, consisting of a combination of the following elements:

•

Identification and characterization of chemokine functions - A great deal of information is known about chemokines including their roles, linear amino acid sequence, 3-dimensional structure, genetic code sequence, molecular weight and binding sites.  We leverage this information to identify the binding sites on chemokines which bind to receptors on the surface of various cells in the body.

We select chemokines and those important binding sites for further study then explore the potential of manufacturing them by synthetic means.  These synthetic peptides are called analogs.  We produce analogs that have the potential to replace the natural chemokines that cannot be used for therapy due to their instability in the body.  We synthetically produce chemokines that we believe have important therapeutic properties and potentially represent large markets.

•

Computational design of new chemokine-based drug candidates - Our understanding of the 3-dimensional structure and binding of a chemokine with its receptor is essential for the design of a smaller chemokine analog of its natural counterpart.

•

Structural redesign for enhancement/improvement of critical activities and properties - Redesign of the original drug candidate is required as part of the rational peptide design process.  The changing of one linkage or an amino acid can cause the drug candidate to better mimic or counteract the biological activities of their natural counterparts, or improve the pharmacokinetics. We continually redesign in an effort to obtain more desirable peptides.

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

Our Pharmaceutical Drug Candidates

CTCE-9908 (Anti-Metastasis)

When a cancer spreads from its original primary tumor site to another area of the body, it is referred to as metastatic cancer.  This process involves the complex interaction of many factors, including the type of cancer, the degree of maturity of the tumor cells, the location and how long the cancer has been present, as well as other factors not completely understood. To date most therapeutic approaches focus on techniques that affect the primary tumor. Surgery, chemotherapy, and radiation are the common techniques used to treat the primary tumor with limited success on the spread or metastatic process.  It is the metastatic process associated with cancer that accounts for more than 90% of the deaths. There are no drugs approved that target the metastatic process as of yet.

Based on our laboratory studies in animal models, we believe CTCE-9908 has the potential to reduce or delay the metastatic process.  In several animal models we have demonstrated that CTCE-9908 can block the steps involved in the metastatic cascade.  We are developing CTCE-9908 to target specific types of cancer that we determine to best respond to this form of therapy.  We intend to initially test CTCE-9908 in cancers with high metastatic potential such as ovarian cancer, prostate cancer, and breast cancer.

CXCR4 receptors have been shown to be expressed on the cell surface of over 30 types of cancers.  As these cancer cells detach from the primary tumor and circulate throughout the body, they stop in the blood vessels of organs that produce high levels of the chemokine SDF-1 which binds to CXCR4 receptors.  This binding induces the migration of cancer cells into normal tissue and induces blood vessel generation leading to the growth of new sites of cancer referred to as metastasis.CTCE-9908 is an antagonist (blocks binding) of the CXCR4 receptor.  Blocking of the CXCR4 receptor reduces the migration and infiltration of the cancer cells to other normal tissues, with the potential to reduce the spread of cancer throughout the body.

We believe that CTCE-9908 has the potential to become part of a new generation of drugs that acts to inhibit the metastasis of cancer cells from the primary tumor by preventing the infiltration of cancer cells to other tissues in the body.  In our animal trials, we found a reduction of 50% to 70% of the metastasis to the lungs as compared with untreated animals, and a reduction of detectable metastasis to other organs and tissues.

We have discovered in our animal models that CTCE-9908:

•

reduces Non Small Cell Lung Cancer metastasis to the lungs by approximately 68%;

•

reduces bone cancer metastasis to the lungs by approximately 67%;

•

reduces skin cancer metastasis to the lungs by approximately 55%;

•

reduces prostate cancer metastasis by approximately 61%;and

•

reduces fibrosarcoma metastasis to tissues outside the lungs by more than 90%.

Preclinical studies have demonstrated that CTCE-9908 is safe and well tolerated when administered as a single or intravenous administration in two species of animals.  CTCE-9908 has been administered in animals by two routes of administration using a wide range of dose levels for up to a thirty day period.

Development of CTCE-9908

We have completed a Phase I clinical trial in the United Kingdom on our drug candidate CTCE-9908.  The trial used single-dose escalation to assess safety in healthy subjects.  The trial indicated that the test subjects tolerated CTCE-9908 with no serious or drug related adverse events.  A total of 24 healthy subjects, of which 18 were male and 6 were female, were divided into four groups of 6 subjects. The study consisted of three dose levels with four subjects receiving CTCE-9908 and two receiving a placebo. The first group of subjects received placebo or CTCE-9908 at a dose of 0.5 mg/kg body weight with the subsequent groups receiving placebo or 2 and 5 mg/kg body weight respectively.  The fourth group consisted of healthy women of non-child bearing potential who were administered a dose of 5 mg/kg or placebo, in the same manner as the first three groups.  There were no serious adverse events or drug related adverse events recorded in any test subject during the trial.  Overall, we found that the product was non-toxic and well tolerated.

We initiated a Phase I/II clinical trial of CTCE-9908 in May 2006. This is a dose escalation trial in cancer patients assessing safety and preliminary efficacy at various dose levels. CTCE-9908 is being administered to late stage cancer patients over a period of one month with the potential to continue therapy if the patient is deriving a benefit by predetermined objective criteria.

During the dose-escalation portion of the Phase Ib/II trial, a total of ten patients were treated with CTCE-9908 with doses ranging from 0.25 to 5 mg/kg/day. Six of the patients received the expected 20 dose course of treatment. Eight of the ten patients received doses within the expected therapeutic range of 1 to 5 mg/kg/day. Among these patients, there were three with late stage ovarian cancer. Two of the three ovarian cancer patients demonstrated stable disease when comparing the size of target tumors at baseline before treatment with CTCE-9908 to the assessment performed at completion of therapy. One of these patients defined as stable disease had an overall decrease tumor mass with an associated decrease of greater than 50% in CA-125 after 9 doses of CTCE-9908 while receiving no other therapy. CA-125 is an ovarian cancer biomarker that is used to monitor disease status and response to treatment. The daily infusions at all dose levels were generally well tolerated with one subject at the 5 mg/kg dose level experiencing moderate localized phlebitis that was attributed to the study drug. No serious adverse events were recorded that were attributed to the use of CTCE-9908 after 20 or more doses.

Ovarian and Prostate Cancer as a Target

CTCE-9908 targeting metastasis represents a novel therapeutic approach without predecessors and any established clinical development model. The standard paradigm of using primary tumor response as an early sign of efficacy is not applicable in this targeted biological approach as CTCE-9908’s primary mechanism of action is focused on the metastatic pathway.

Based on the evidence collected in pre-clinical animal models and a single normal volunteer study, a number of potential solid tumors are possible for continued clinical development. The literature suggests that there are over thirty types of solid tumor types that express CXCR4 and would represent appropriate targets for the inhibition of metastasis. With evidence that CXCR4 is involved in three functional aspects of cancer cells including cell division, migration to distant sites, and in setting up metastatic sites and thus the spread of cancer a number of tumors could be considered for development.

We intend to initially target tumors such as prostate, ovarian, and breast where the evidence is clear for the expression of CXCR4 and there is an unmet need for new therapies. In addition, prostate cancer and ovarian cancer have well established tumor markers (PSA and CA-125 respectively) that can serve as early indicators of disease response to therapy. Elevated levels of prostate specific antigen, or PSA, is believed to indicate the presence of prostate cancer.  The FDA has approved the PSA test for screening of prostate cancer in men.  Pharmaceutical companies developing drugs for prostate cancers often monitor the level of PSA in patients to track disease progression during clinical trials.  We also believe that PSA could be a useful marker for us to monitor our clinical trials of CTCT-9908 in prostate cancer patients. The availability of CA-125 tumor marker, which is clinically approved for following the response to treatment and predicting prognosis after treatment, can allow us to monitor the effectiveness of CTCE-9908. CA-125 is especially useful for detecting the recurrence of ovarian cancer. We expect to use in our clinical trials tumor markers as surrogate markers of efficacy in addition to delay in the time to disease progression.

The continued development of CTCE-9908 in a specific indication such as ovarian, prostate or breast cancer will be guided by a number of key factors with the overall objective of developing a comprehensive package of data that would attract a licensing opportunity with a large pharmaceutical company.

We are planning to continue further clinical trial development of CTCE-9908.  The table below provides a summary of our current CTCE-9908 clinical development plans.

Clinical Development Plan for CTCE-9908

Description	Clinical Phase	No. of Subjects	Duration	Location(s)
Single-Dose Safety Study in Healthy Volunteers	I (Completed)	24	6 months	United Kingdom
Safety and Preliminary Efficacy Study	I/II (commenced 2006)	Up to 30	1 Year	Hamilton, Ontario and Montreal, Quebec
Prostate Cancer in Patients with a Rising PSA	II (open labeled)	~50	1-3 Year	Canada / USA
Ovarian Cancer Patients with a Rising CA-125	II (open labeled)	~100	1-3 Year	Canada / USA

Market Need for CTCE-9908

As a potential anti-metastasis cancer therapy, we believe that CTCE-9908 is unique and has the potential to address a significant unmet medical need and a large, growing cancer market.  Cancer is a major health care problem as approximately 23% of all deaths in the U.S. in 2001 were caused by cancer according to the National Cancer Institute.  The National Cancer Institute estimates that there will be 1,444,920 new cases of cancer in 2007 in the U.S., including 218,890 prostate cancers; 213,380 lung cancers; 178,480 female breast cancers; 153,760 cancers of the colon/rectum; and 22,430 ovarian cancers.  In addition, the risk of being diagnosed over one’s lifetime with cancer is approximately 46% of U.S. males and 38% of U.S. females according to the National Cancer Institute.

Prostate cancer is the most prevalent cancer in men in the United States, where it is responsible for more male deaths than any other cancer, except lung cancer.  Prostate cancer is also one of the cancer types where the CXCR4 receptor is over-expressed.  Prostate cancer typically occurs in older men, and is usually treated by surgery, radiation therapy, high intensity focused ultrasound, chemotherapy, cryosurgery, hormonal therapy or some combination of the foregoing. According to Cancer Management, Seventh Edition there is no universally agreed upon strategic plan for its diagnosis and management.  Prostate cancers most commonly spread locally to regional lymph nodes and to the axial skeleton but many bones, including the skull and ribs may become involved.  Rare sites of metastasis spread include the liver and lungs.

Ovarian cancer is one of the major cancer types where CXCR4 receptor is over-expressed.  According to the National Cancer Institute, ovarian cancer accounts for 4% of all cancers in women and is the fourth leading cause of cancer related death among women in the United States.  Ovarian cancer has the highest mortality of all cancers of the female reproductive system.  Unfortunately, despite the substantial investment in drug development by the pharmaceutical industry, ovarian cancer mortality has not improved over the past 25 years.

Competition for CTCE-9908

The market for cancer treatments is large and therefore it will continue to attract a significant number of competitors.  However, we are not aware of any commercial companies specifically developing agents that target the metastasis pathway.  Some of the targeted cancer therapies have been approved for the treatment of metastatic cancers.  For example:

-

Avastin®, a monoclonal antibody that targets the angiogenesis pathway, has been approved for use in combination with intravenous 5-Fluorouracil-based chemotherapy as a treatment for patients with first-line — or previously untreated — metastatic cancer of the colon or rectum.  The drug is marketed in the U.S. by Genentech and elsewhere by Roche.  Genentech is pursuing a late-stage clinical development program with Avastin evaluating its potential use in metastatic colorectal, renal cell (kidney), breast and non-small cell lung cancers.

-

Tarceva®, a small molecule that targets the epidermal growth factor receptor tyrosine kinase, has been approved for metastatic non-small cell lung cancer, and, in combination with gemcitabine chemotherapy, for the treatment of locally advanced, inoperable or metastatic pancreatic cancer in patients who have not received previous chemotherapy and pancreatic cancer.  This drug was developed by OSI Pharmaceuticals Inc. and is currently marketed by Genentech.

-

Herceptin®, a monoclonal antibody that acts on the erbB2 receptor, has been approved for the treatment of HER2 positive metastatic breast cancer. This drug is also marketed by Genentech.

Sales of Selected Therapeutics with anti-metastatic effects (1)

Target	Drug	Company	2005 sales ($ millions)	2006 sales ($ millions)
VEGF receptor	Avastin®	Genentech	1,183	1,853
Erb-B2 receptor	Herceptin®	Genentech	764	1,330
EGF receptor	Erbitux®	BMS	413	652
	Tarceva®	Genentech	275	402
	Iressa®	AstraZeneca	273	237
(1) Source: Company reports.

While these new, targeted cancer therapeutics have been very successful and have shown effect on metastasis, we believe that CTCE-9908 will have its distinctive utility because of its unique target, the CXCR4 receptor.  Additionally, to our knowledge, CTCE-9908 is the only compound in clinical trials with dual anti-angiogenesis and anti-metastasis activities. It has the potential to be used alone, or in combination with common chemotherapies or the new, targeted cancer therapies.

CTCE-0214 (Hematological Support)

The natural chemokine SDF-1 is known to play a role in blood cell formation in the body known as the hematopoietic process.  Currently, natural SDF-1 is not suitable for drug development due to its fast breakdown in circulation, the potential for allergic reactions due to production of antibodies and other complications.  We have designed and produced an analog of SDF-1 that possesses superior stability and potentially overcomes these issues.

CTCE-0214, based on our research in animal models, increases the level of circulating stem cells, white blood cells or neutrophils and platelets.  Blood is made up of a number of different types of cells involved in many different physiological functions, from infection fighting to blood clotting.  These cells have a limited life span; neutrophils live a few hours and erythrocytes or red blood cells survive for a few weeks.  Therefore the body needs to continually produce up to 1011 cells per day to maintain a normal balance (Source: Hematopoietic Lineages in Health and Disease).  The blood cell production process largely occurs in the bone marrow from hematopoietic stem cells that form progenitor cells, which proliferate and differentiate into mature blood cells.

In the setting of cancer, chemotherapeutic drugs are administered in patients to interrupt cell division in tumors that typically have a high rate of proliferation.  However, many of the currently available drugs are non-specific and target healthy cells that are replenishing themselves rapidly. These cells include the lining of the gut, the mouth, and blood cells, including neutrophils, which are cells that provide the first-line of defense against bacterial infection.  A weakened barrier in the gut and mouth caused by chemotherapy allows for easy passage of invading bacteria with fewer neutrophils available to protect these sites of entry.

In preclinical animal tests, CTCE-0214 mobilized cells that express the SDF-1 receptor, CXCR4, including neutrophils, platelets and hematopoietic progenitor cells, raising the animal’s level of cells in the blood.  We have shown in the laboratory that CTCE-0214 is an agonist of SDF-1 by its competition against SDF-1 in binding to cells bearing CXCR4.  Upon binding, CTCE-0214 induces a host of cellular activation responses, leading to the mobilization of the cell.  In preclinical animal models, CTCE-0214 significantly raised the level of neutrophil, platelet and hematopoietic progenitor cells in the blood.  The lack of adverse effect towards blood cell and bone marrow cells demonstrates its low toxicity and good tolerability.  In addition, our animal model results have shown that our drug candidate may increase the benefits of Neupogen®, the main drug currently in use for immune system recovery.

Background on CTCE-0214

We are targeting CTCE-0214 for development in cancer patients undergoing myelosuppressive chemotherapy.  CTCE-0214 has the potential to restore infection-fighting neutrophils and platelets to prevent bleeding.  In this clinical scenario, patients might be able to receive a more aggressive chemotherapy regiment by minimizing delays caused by infection, low white blood cell counts and/or low platelet counts.

Although the most advanced application for CTCE-0214 is for the mobilization of neutrophils, and platelets, it has also provided early evidence in stem cell mobilization, regenerative medicine, wound healing and acute infections (septicemia). CTCE-0214 may offer the potential of improving the currently available therapies for these disorders. The results of our animal model hematological studies show that CTCE-0214 has a rapid mode of action, enabling the required increase of the stem cells, white blood cells and platelets within few hours.  Currently available treatments require more time, typically a few days to a week.

We have discovered in our research that CTCE-0214 injected intravenously:

•

increased the number of neutrophils 3 to 8 fold (300 to 800%) in the blood of test mice when compared to the number of neutrophils in the blood stream of the control mice;

•

increased the number of neutrophils approximately 3 fold (300%) in the blood of normal human volunteers when compared to the number of neutrophils in the blood before treatment;

•

increased the number of platelets in the blood stream of thrombocytopenic animals by approximately four fold over the number of platelets in the blood stream of the control mice;

•

increased the number of stem cells in the blood stream by 2 to 4 fold over the number of stem cells in the blood stream of the control group of mice,

•

Increases cord blood stem cells expansion by 2 to 3 fold and,

•

Decreases the time for wound healing by about 25%

We have completed the necessary pre-clinical work on CTCE-0214’s efficacy and toxicology studies in support of initiation of a single dose Phase I study.  These studies included pivotal toxicology and safety studies in two animal species.

Clinical Trials using CTCE-0214

We initiated a Phase I clinical trial under a U.S. IND in Tacoma, Washington in the fourth quarter of 2004, seeking to determine the early safety and preliminary effects of CTCE-0214 on the mobilization of stem cells and neutrophils.  In June 2005, we announced preliminary results of this trial. The trial demonstrated that CTCE-0214 is associated with significant increases in total white blood cell and neutrophil counts in healthy volunteers treated at the highest dose. In the highest dose cohort, investigators observed up to a 300% increase in neutrophils compared to a placebo when measured from baseline within 6 hours of dosing (p<0.05) as well as a dose-dependent increase in neutrophil counts from baseline at 6, 12 and 24 hours after injection.  The primary objective of this Phase Ia study was to evaluate the safety of CTCE-0214, how it works in the body, as well as how it is metabolized following a single subcutaneous injection. The randomized, double-blind, placebo-controlled dose-escalation trial enrolled 24 subjects in six dose-escalation groups. These tests indicated that no serious adverse events occurred in any of the dose levels studied. Common effects included injection site pain and erythema (injection site redness) which were transient and resolved without intervention.

The table below provides a summary of our CTCE-0214clinical trial plans.

Description	Clinical Phase	No. of Subjects	Duration	Location(s)
Single-Dose Safety Study in Healthy Volunteers to Assess Safety and Preliminary Efficacy	I (Completed)	24	6 months	Tacoma, Washington
Three Stage Single and Multi-Dose Study in Healthy Volunteers to Assess Safety and Preliminary Efficacy	I	approx. 50	On-Going	Tacoma, Washington

We have recently completed and announced the results of the first two stages of the three-stage Phase I clinical trials for CTCE-0214. In this study a total of 57 normal healthy volunteers were evaluated using various doses and comparing intravenous versus subcutaneous routes of administration. The study demonstrated CTCE-0214 to be safe and well tolerated when administered intravenously as a single or after multiple doses were administered on a daily basis for five consecutive days. There were no serious adverse events reported. Subjects receiving subcutaneous administrations of CTCE-0214 did however experience transient injection site reactions and local pain after single and repeated administration of the drug. This study as in a previous trial demonstrated that administration of CTCE-0214 subcutaneously resulted in a 300% increase in neutrophil counts that peaked at approximately 12 hours and were sustained above the baseline value for approximately 48 hours after each administration. Administration using the intravenous route demonstrated a modest pharmacological neutrophil response to each dose administered after each consecutive day of administration with a noticeable increase in stem cell numbers at 3 days using the colony forming assay techniques.

Continued Clinical Development Plans for CTCE-0214

Chemokine Therapeutics intends to continue the development of CTCE-0214 for neutropenia and stem cell mobilization, optimizing the dose, route, and schedule of administration as well as the potential additive effects when given in combination with Neupogen®. Specifically, we will continue a clinical program in healthy volunteers seeking to determine the optimal dose of CTCE-0214 necessary to have a clinically meaningful effect on neutrophils as well as stem cells. Once this optimal dose, route of administration, and schedule are determined, the additive or synergistic effects on neutrophils and stem cells will be initiated. Continuation of the program into a patient specific setting would be contingent on demonstrating clinically meaningful responses in a health volunteer setting.

In addition to the ongoing neutrophil and stem cell clinical trial program, we intend to accelerate the pre-clinical research efforts towards expanding the indications for CTCE-0214. Our pre-clinical data has shown that CTCE-0214 has the potential to be used in a variety of different applications that include:

•

As a therapy for thrombocytopenia,

•

As a cord blood stem cells engrafting and expanding agent,

•

As a treatment of systemic infections,

•

As a cancer vaccine booster, and

•

As an agent to improve wound healing.

The Company may look into licensing or co-developing some or all of these programs with potential partners.

Competition for CTCE-0214

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

Although the FDA has approved a range of cytokine based drugs for stimulating blood cell recovery, we are not aware that the FDA has approved any chemokine based drug to date for hematological support.

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

In vivo.  The commonly used drug to elevate the number of stem cells in the blood in vivo or in-vitro in the-body is Neupogen®.  In a study conducted between 2000 and 2003, the drug was effective for 77% of patients, but in 23% of patients, it failed to mobilize sufficient stem cells after chemotherapy and Neupogen® treatment according to Transfusion, May 2004. There is a strong need for more efficacious products in this market.  There are some new drugs under development for this market. The most notable is AMD3100TM (Mozobil®) being developed by Genzyme Inc (Genzyme purchased the product through the acquisition of AnorMED Inc for $600 million). .  AMD3100TM has been shown to work in synergy with Neupogen® and increase the total number of transplantable stem cells. AMD3100TM is currently in clinical trials and we do not know when or if it might be approved.

From the data available, Mozobil® showed to have effect of two third of patient who did not respond to Neupogen®. There is still one third which are not mobilized well and require new kind of drug. We believe CTCE-0214 will have effect against all the patients whom do not respond to Neupogen® or Mozobil®. CTCE-0214 has a different mode of action to Mozobil®. While both products site of action is the chemokine receptor CXCR4, Mozobil®is an antagonist to the receptor, while CTCE-0214 is an agonist. CTCE-0214 further does not work on the same target as Neupogen®, but focuses on a different part of the cell.  We hope to show that our drug will be more effective than currently available drugs through CTCE-0214’s potentially new mode of action.

Neutrophils

Neupogen®, approved in 1991, is approved for use in preventing infection in cancer patients undergoing chemotherapy treatment, in bone marrow transplant recovery, for use in severe chronic neutropenia (a rare white blood cell disorder) and for mobilization of peripheral blood progenitor cells for transplantation.  The limitations of Neupogen® include lack of rapid action and a relatively high failure rate due to lack of response of the drug in approximately one quarter of people.  The effect of the drug on the recovery of neutrophils is slow.  Usually the drug requires few days to a week to show some results.Leukine®, manufactured by Berlex, Inc., is another product from the same class of cytokines as Neupogen®, and is used to stimulate neutrophil and monocyte progenitors, usually together with Neupogen®. Leukine® typically requires a few days to a week for mobilization. It has certain side effects and therefore is not used commonly.  As with Neupogen®, some portion of patients are non-responsive or become refractory.

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

Cord Blood Stem Cells

It is believe the future of stem cells transplant will be the use of cord blood stem cells, rather than patients own stem cells. Patients own stem cells transplant as currently practiced carries a considerable risk. If the patient has leukemia, or lymphoma, it is very likely the stem cells collected from blood for the purpose of transplant might contain some cancerous cells and subsequently will be re-injected into the patients. Therefore, this practice would be counter productive for patients well being and survival. Thus the future of transplant will be better served if cord blood stem cells is used instead of autologous blood stem cells. To date the major obstacle to the use of cord blood stem cells has been due to two factors; a) lack of sufficient stem cells for transplant, and b) lack of transplanted cells homing into bone marrow. Based on our previous observations in animal studies, we believe, CTCE-0214 can ; a) increases (expand) the number of stem cells and further can help to home these cells more efficiently in the bone marrow.

Wound Healing

One of the most important factors in wound healing is the presence and trafficking of progenitor cells for the purpose of maturation and differentiation into fibroblast, epithelial cells, smooth muscle cells for the purpose of making new epiderms and dermis. In patients suffering from long last wound healing, such as patients with burn or diabetics, the trafficking of progenitor cells to the site of wound can be dramatically reduced due to the lack of blood flow and balance in growth factors. As we have seen, CTCE-0214 to be a mobilizer of progenitor cells animal studies were carried out with wounds. We observed in preliminary studies, that use of CTCE-0214 topically, help to heal the wound and reduced the size of wound by approximately 60%. We therefore believe our drug, CTCE-0214 might be useful for wound healing and warranted further animal and human studies.

Other Drug Candidates

CTCE-0324

We believe, based on our research in animal models, CTCE-0324 increases the formation of new blood vessels.  Formation of the new blood vessels, known as angiogenesis or neovascularization, is a critical process in increasing blood supply to the areas of the body where vessels are narrowed or have become blocked.  Approximately 10 million Americans suffer from a condition referred to as peripheral arterial disease, or PAD, according to Medical Update - “Shaping the Future of Medicine”. This problem occurs most often in diabetics as well as elderly patients. The incidence of this disease increases with age. In western countries, approximately 5% of men aged 55-64 years and 3% of all women will have symptomatic PAD of the lower limbs. Out of this population, 30% have pain at rest with 5% to 10% requiring amputation in spite of treatment with medication, surgical bypass and angioplasty, according to The Practitioner, “Western Countries: Lower Limb Occlusive Disease”.

We are currently in the research and preclinical testing phase with CTCE-0324. We intend to carry out further animal testing of the compound to determine the potential of this agent for peripheral arterial disease.

Other Peptide Based Compounds

We are working with additional novel peptides evaluating the potential application for wound healing.  These types of peptides would function by recruiting infection fighting cells to the site of tissue injury thereby reducing the possibility of wound infection and decreasing the time for healing.  In addition we are developing a drug candidate with the potential to prevent stokes.  CTCE-0501 may have application in inhibiting platelet formation thereby preventing clots which can cause stroke.

Various Products Stage of Development

The chart below sets out our drug candidates and their respective stages of development:

Product		Indication	Research/ Preclinical	Phase I	Phase II	Phase III	Market

1.	CTCE-9908	Oncology- anti-metastasis

2.	CTCE-0214	Hematological support; neutrophil and platelet regeneration and stem cell mobilization

3.	CTCE-0324	Peripheral Arterial Disease

4.	CTCE-0422	Wound Healing

5.	CTCE-0501	Stroke

Our Offices and Research Facilities

Our headquarters are located in Vancouver, British Columbia, on the campus of the University of British Columbia. Until January 1, 2007, our research activities were centralized in Vancouver, British Columbia through Globe Laboratories Inc., or Globe Laboratories, in an incubator facility on the campus of the University of British Columbia.  Globe Laboratories is a corporation beneficially owned by Dr. Hassan Salari, our President and Chief Scientific Officer, and his family.  We engaged Globe Laboratories to carry out chemokine research for us on a contracted operating cost basis plus a 2% margin.

Effective January 1, 2007, we acquired certain assets of Globe Laboratories, consisting mainly of laboratory equipment and leasehold improvements, through our wholly-owned subsidiary Chemokine Therapeutics (B.C.) Corp., or CTBCC, for consideration of CDN$375,935 reflecting the fair market value of these assets as determined by an independent appraisal.  We no longer use Globe Laboratories for research and development services.  We did not incur any early termination obligations by terminating our agreement with Globe Laboratories.  CTBCC and Globe Laboratories also entered into a definitive agreement which provided for the assignment to CTBCC of a partial sublease by Globe Laboratories in respect of approximately 5,400 square feet of laboratory space located at the University of British Columbia.  In accordance with the terms of the agreement, the majority of the former employees of Globe Laboratories were hired by CTBCC.  The purchase of the assets of Globe Laboratories and the acquisition of their key staff will allow us to have direct control and management of our research and development activities.

Through our location on the campus of University of British Columbia and our affiliation with University of British Columbia, we have access to a wide range of equipment and scientific facilities, such as University of British Columbia’s animal facility. This allows us to minimize costs while maintaining quality. We lease 3,600 square feet of office space as well as 5,400 square feet of laboratory space at the University of British Columbia. We have established a network of research collaborations with the following universities or organizations:

•

Memorial Sloan Kettering Cancer Center, New York

•

M. D. Anderson Cancer Center, Houston, Texas

•

Dana-Farber Cancer Institute, Boston, Massachusetts

•

Chinese University of Hong Kong

•

The Lady Davis Institute for Medical Research, Montreal, Quebec

•

Singapore General Hospital, Singapore

•

Weill Medical College of Cornell University, The New York Presbyterian Hospital, New York, NY

•

Wayne State University School of Medicine, Detroit, Michigan

•

Fred Hutchinson Cancer Research Center, Seattle, WA

•

Queen Mary’s School of Medicine and Dentistry, London, England

•

University of California, Riverside, California

Although these are beneficial research collaborations, we are not dependent on any of such collaborations. These institutions have agreements in place to use our products for specific research, but they do not otherwise gain any right to our technology. These collaborations allow researchers at these institutions to pursue their own research interests with our products. We may benefit from papers they publish and other results of their research. Many medical schools and cancer institutes conduct research on cancer-related topics and we believe we could establish collaborations with other institutions if it were beneficial to us.

Clinical Advisory Board

We maintain a close collaboration with the translational research scientists and doctors that form our Clinical Advisory Board. Formal Clinical Advisory Board members agreements exist with these key thought leaders which provides for their review, insight and guidance on our clinical development plans as well as specific clinical protocols. The Clinical Advisory Board members are convened quarterly or as deemed necessary either in person or by teleconference to provide their guidance on the progress and development of key clinical and research related issues. Members are provided with an honorarium for the meetings they attend. Members of our Clinical Advisory Board include:

Shahin Rafii, M.D., Ph.D.

Dr. Rafii is the Arthur B. Belfer Professor of Genetic Medicine at Weill-Cornell Medical College. Dr. Rafii, who is a board certified Hematologist-Oncologist, is engaged in patient care, and basic and translational research. He has expertise in basic tumor biology as well as vascular and stem cell biology. He was recently appointed to spearhead the Ansary Stem Cell Center for Regenerative Medicine at Weill-Cornell. Dr. Rafii graduated from Cornell University in 1982, with a degree of Cum Laude in Chemistry and was awarded Phi Beta Kappa. He received his MD degree from Albert Einstein College of Medicine with Honors and in 1989 completed his internship and residency in Internal Medicine followed by a fellowship in Hematology-Oncology at Weill-Cornell in 1992. He became a full professor in Genetic Medicine in 2002, at which time he was appointed to be the co-director of the Ansary Stem Cell Center.  Dr. Rafii is an active charter member of the Tumor Microenvironment Study Section at the National Cancer Institute. He is an elected member of the American Society of Clinical Investigation (Young Turks), an American Cancer Society Scholar, and a Translational Researcher of the Leukemia and Lymphoma Society.  Dr. Rafii is principal inventor in several patents on therapeutic use of vascular stem cells for organ regeneration. Many of his basic science findings have endured the scrutiny of scientific enquiry and have been translated into the clinical arena.

Daniel Douglas Von Hoff, M.D., F.A.C.P

Dr. Von Hoff has served as our medical advisor since May 2003.  Dr. Von Hoff is currently Professor of Medicine, Pathology, Molecular and Cellular Biology, Director of the Arizona Health Sciences Center's Cancer Therapeutics Program, and Head of the Translational Genomics Research Institute's Translational Drug Development Division. Dr. Von Hoff's major interest is in the development of new anticancer agents, both in the clinic and in the laboratory.  In the area of clinical drug development, Dr. Von Hoff and his colleagues were involved in the early development of many of the agents now use routinely, including: Mitoxantrone, Findarabine, Paclitaxel, Docetaxel, Gemcitabine, CPT-11, Iressa, Tarceva and others.  He is an internationally recognized expert in the field of oncology, providing guidance to industry and academic institutions.  He is American Board-certified in Internal Medicine, Medical Oncology, as well as being certified more recently for Basic Life Support.  He served on the Board of Directors for the Association of American Cancer Institutes, and the Baylor Research Institute.  Dr. Von Hoff has served in the past as the President of the American Association for Cancer Research from 1999 to 2000, a Fellow of the American College of Physicians, and a member and past board member of the American Society of Clinical Oncology.  He is a founder and board member of ILEX Oncology, Inc. (ILXO, NASDAQ).  During his career he has published over 503 papers, as well as 844 abstracts. In addition he has also contributed to 126 book chapters.  Dr. Von Hoff is also the holder of three patents.

Michael George Boag Smylie, M.D., F.R.C.P.C.

Dr. Smylie has served as our medical advisor since March 2005.  Dr. Smylie is a Medical Oncologist at the Cross Cancer Clinic in Edmonton, Alberta.  He graduated from the University of Leicester in the United Kingdom in 1987.  He did his Internal Medicine training at the University of Saskatchewan with specialty training in Medical Oncology at the University of Ottawa.  He has been at the Cross Cancer Institute in Edmonton, Alberta since 1994.  He is currently chair of the Cross Cancer Institute Clinical Trials Committee, and a member of the Provincial Research Advisory Committee.  He is also the Site Leader for the NCIC Melanoma Group, and represented the NCIC at the State of the Science Meeting in Melanoma in Bethesda, Maryland.  He is also the Site Co-coordinator for NCIC at the Cross Cancer Institute.  He is very active in clinical trail research.  He has been a principal investigator of multiple studies in metastatic melanoma, breast cancer, and lung cancer.  He is currently chairing a phase II study of an investigational taxane in lung cancer for the NCJ Canada.  He is the Tumor Group Leader for the Alberta Cutaneous Provincial Group.  He is a member of the Anti-Tumor Immuno-Gene Therapy Committee at the University of Alberta.

Robert Carl Nevin Murray, M.D., F.R.C.P.C.

Dr. Murray has served as our medical advisor since May 2003.  He is a Medical Oncologist at the BC Cancer Agency in Vancouver, Canada and serves as a clinical professor at University of British Columbia.  He received his medical degree from the University of Saskatchewan in 1973, and his fellowship in Oncology from the Manitoba Cancer Treatment and Research Foundation in 1978.  He is American Board certified in Medical Oncology since 1979.  Dr. Murray is a member of the Royal College of Physicians and Surgeons, Canadian Oncology Society, American Society of Clinical Oncology, as well as the International Association for the Study of Lung Cancer. In addition to the numerous lectures Dr. Murray has delivered internationally on lung cancer, he has also published in excess of 75 peer reviewed manuscripts, and abstracts in scientific and medical journals as well as contributing to eleven book chapters.  In August, 2003, Dr. Murray was chairman of the X World Conference of Lung Cancer held in Vancouver, British Columbia.

Gerald Batist, M.D.

Dr. Gerald Batist is Chairman of the Department of Oncology, McGill University.  He is also Director of the McGill Centre for Translational Research in Cancer, based at the Jewish General Hospital which was established to stimulate rapid translation of new discoveries in the research laboratory into clinical benefits for patients, with a major emphasis on breast cancer.  Dr. Gerald Batist is a Professor in the McGill University Departments of Medicine and Oncology and the McGill Cancer Centre as well as an Associate Member of the Division of Experimental Medicine the Department of Pharmacology & Therapeutics and the McGill Nutrition and Food Sciences Centre.  He is an associate member of the Department of Pharmacology at the Université de Montréal. In his capacity as Chairman of Oncology he has nurtured to development of a number of multidisciplinary programs that have been highly innovative and amongst the first of their kind in Canada.  Dr. Batist is a member of scholarly associations, serves on editorial boards and on advisory committees.  He has a highly successful laboratory and clinical research program, with over 145 scientific publications and a number of book chapters relating to his research interests.  He has trained a large number of scientists and clinical oncologists, and also practices medical oncology.

Our Relationship with Pharmaceutical Product Development, Inc.

We established a strategic relationship with Pharmaceutical Product Development, Inc., or PPDI, in 2002 and 2003.  PPDI, which is listed on Nasdaq under the symbol “PPDI”, acquired 2,000,000 series A preferred shares through an investment of $2,700,000 and we granted to PPDI share purchase warrants entitling PPDI to purchase 500,000 common shares at an exercise price equal to CDN$1.00 per share expiring on December 29, 2007.  We granted PPDI an option, exercisable for up to 90 days, to license CTCE-0214 following completion of the Phase I clinical trials.  Our agreement with PPDI also provided that we would fund the Phase I clinical studies of CTCE-0214.  If we decided to license any other of our compounds to a third party, we had to give notice to PPDI and allow PPDI the first opportunity to negotiate a license with us.  If PPDI had no interest in a compound or we were unable to reach an agreement on a license, we could then negotiate and grant licenses to other companies.

We determined that a termination of these agreements would benefit us and on May 25, 2006, we announced the closing of a previously announced transaction with PPDI under which we re-acquired the licensing rights on our compound CTCE-0214.  PPDI will retain an interest in the CTCE-0214 program through potential future milestone payments.

In re-acquiring the licensing rights to CTCE-0214, we paid to PPDI $100,000 cash and will potentially pay up to $2.5 million in milestone payments as follows:  $250,000 cash upon the dosing of the first subject in a phase III clinical trial of CTCE-0214; $250,000 cash upon filing a New Drug Application, or NDA, with the FDA with respect to CTCE-0214 (or any equivalent filing in any foreign country); $1,000,000 cash upon approval by the FDA (or any equivalent regulatory body in a foreign country) of CTCE-0214 for any therapeutic use; and 50 percent of the first net sales of CTCE-0214 up to $1,000,000.

As part of the transaction, PPDI converted its 2,000,000 convertible preferred shares into 2,000,000 common shares and sold the common shares to third-party investors.  In connection with the sale of the common shares, we paid a $237,600 fee to PPDI to facilitate the sale of the common shares.  There are currently no preferred shares outstanding.

During 2005, we engaged PPDI as a consultant relating to the development of CTCE-0214, including the design and execution of clinical trials; the evaluation of the results of clinical trials; and the design, execution and evaluation of research and development activities for which we paid PPDI a consulting fee of $150,000.

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

Intellectual Property

The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business. We seek patent protection in the United States and in Europe, Australia, Canada, Japan and Brazil for our product candidates and other technology where available and when appropriate.  We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

We have established and continue to build proprietary positions for our pipeline product candidates and technology in the United States and abroad as outlined in the table below.

	Subject	Patents Issued	Patent Applications(3)
1.	Novel chemokine mimetics synthesis and their use	EP 1,276,493: UK 1,276,493 FR 1,276,493 IT 1,276,493 DE 60,106,0028 Expires Apr. 12, 2021	AU 2001252081 AU 2005201244 BR PI 0110049-1 CA 2,405,907 JP 2001574131 US 10/086,177 US 11/393,769

	Subject	Patents Issued	Patent Applications(3)
2	Design of chemokine analogs for treatment of human diseases	US7,091,310 Expires Oct. 28, 2022	AU 2003279715 AU 2006252077 AU 2006252080 BR PI 0314212-4 BR 020060163947 CA 2,498,723 CA 2,564,924 EPC 0377352.0 EPC 06026201.1 JP 2004536241 JP 2006299211 JP 2006 338457 US 11/494,232 US 11/590,210
3	Mimetics of Interleukin-8 and methods of using them in the prevention, treatment, diagnosis, and ameliorization of symptoms of a disease		AU 2005205737 BR PI 0504758-7 CA 2,515,158 CN 200510093834.2 EPC 05018781.4 JP 2005252235 US 10/932,208
4	Cyclic peptides for modulating growth of neo-vessels and their use in therapeutic angiogenesis		PCT US06/44250 US 11/388,542
5	IL-8 receptor ligands-drugs for inflammatory and autoimmune diseases	US 6,515,001
6	Design of CXC chemokine analogs for the treatment of human disease		PCT US07/00436 US 11/649,928
8	CXCR4 antagonist treatment of hematopoeitic cells(1)	EP 1,286,684 UK 1,286,684 FR 1,286,684 DE 60,103,052 Expiring May 9, 2021	AU 2001258110 CA 2,408,319 EPC 03027506.9 JP 2001-581,849 US 10,945,674
9	Bicyclic aromatic chemokine receptor ligands	US 6,693,134 Expires Nov. 13, 2021
10	Therapeutics for chemokine mediated diseases	US 6,706,767 B2 Expires Jan. 22, 2021
11	Tricyclic terpenes of the family of abietic acid as rantes inhibitor	US 6,831,101 Expires Nov. 13, 2021

	Subject	Patents Issued	Patent Applications(3)
12	Therapeutic chemokine receptor antagonists(2)	US 6,875,738 Expires Aug. 16, 2019 AU 762,472 EP 1,061,944: FR 1,061,944 UK 1,061,944 IT 1,061,944 DE 69,914,463 US 6,946,445 Expires Mar. 12, 2019	CA 2,322,764 JP 2000-536,397 US 11/060,031 US 11/136,097
13	Platelet factor-4 (PF-4) analogs and their use		PCT US06/01848

(1)

Jointly owned by us and University of British Columbia, however we have obtained exclusive worldwide rights through a license agreement with University of British Columbia.

(2)

Owned by University of British Columbia, however we have obtained exclusive worldwide rights through a license agreement with University of British Columbia.

(3)

Patents have a life of 20 years from the filing date.

While we pursue patent protection and enforcement of our product candidates and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into non-disclosure and confidentiality agreement each of our consultants, employees and specifically with any third party that would have access to our proprietary technology. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties. We cannot, however, assure you that these protective arrangements will be honored by third parties, including employees, consultants and collaborators, or that these arrangements will effectively protect our rights relating to unpatented proprietary information, trade secrets and know-how. In addition, we cannot assure you that other parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information and technologies.

Manufacturing, Marketing and Distribution

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our product candidates and for all of our commercial needs. We do not have long-term agreements with any of these third parties.

If any of our product candidates are approved for commercial use, we plan to rely on third-party contract manufacturers to produce sufficient quantities for large-scale commercialization. If we do enter into commercial manufacturing arrangements with third parties, these third-party manufacturers will be subject to extensive governmental regulation. Specifically, regulatory authorities in the markets which we intend to serve will require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices regulations or equivalent foreign standards. We intend to engage only those contract manufacturers who have the capability to manufacture drug products in compliance with current Good Manufacturing Practices regulations or equivalent foreign standards and other applicable standards in bulk quantities for commercial use.

The Pharmaceutical Market

The pharmaceutical market in general has grown at rates above GDP growth.  According to IMS World Review 2005, audited pharmaceuticals sales grew at 7% in constant dollars to $602 billion in 2005.

Cytokines and cytokine targeted drugs are a class of drugs that are being developed by biotechnology companies.  The following table sets forth certain information, including approximate sales, for some well-known cytokines and peptide based drugs. At this time, we know of no chemokine-based drugs on the market.

Cytokine	Primary indication	Drug	Company	2005 sales (US$ millions)
EPO	Anemia	Epogen	Amgen	5,728
		Aranesp
		Eprex	Johnson & Johnson	3,324
		Procrit
G-CSF	Neutropenia	Neupogen	Amgen	3,500
		Neulasta
TNF beta 1a	Inflammation	Enbrel	Amgen	2,573
		Rebif	Merck Serono	1,091(2)

(1)

Source: Company reports.

(2)

2004 sales.

Government Regulations

Regulation by government authorities in the United States and other countries is a significant factor in the research, development, manufacture, and marketing of our products.  Each of our product candidates will require regulatory approval before they can be commercialized.  In particular, human pharmaceutical products are subject to rigorous preclinical and clinical trials and other pre-market approval requirements by the FDA and other regulatory authorities.  It often takes companies many years to satisfy these requirements, depending on the complexity and novelty of the product. The review process is also extensive which may delay the approval process even more.  As yet, we have not obtained any approvals to market our product candidates.  Further, our business is at risk that the FDA or any other regulatory agency will not grant us approval for any of our product candidates on a timely basis, if at all.  Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems may result in restrictions on marketing or withdrawal of the product from the market.

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

Employees

As of December 31, 2006, we had 20 full-time employees (including 13 former employees of Globe Laboratories Inc.). All of our executive management and our research personnel are employed through our wholly-owned subsidiary.  We also rely on specific contracted consultants and organizations to provide service in specific areas such as regulatory, clinical affairs, medical consulting, information technology as well as other areas.  We also employ consultants, companies, and contingent workers for various projects from time to time.  We have entered into employment agreements with certain officers and key employees. No employees are covered by a collective bargaining agreement.

Risk Factors

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. If any of the following risks actually occurs, the market price of our common stock would likely decline.

We are largely dependent on the success of our two lead product candidates, CTCE-9908 and CTCE-0214, and we cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized.

We currently have no drug products for sale and we cannot guarantee that we will ever have marketable drug products. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, the Canadian Therapeutic Products Directorate, or TPD, and other regulatory authorities in the United States, Canada and other countries, which regulations differ from country to country.  We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA. We have not submitted an NDA or received marketing approval for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. We currently have five product candidates, two of which (CTCE-9908 and CTCE-0214) we consider to be our lead product candidates.  Our business success depends on the successful development and commercialization of our lead product candidates and, to a lesser degree, our other product candidates.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced significant operating losses since our inception in 1998. As of December 31, 2006, we had an accumulated deficit of approximately $24.5 million. We have generated no revenues from product sales to date. We have funded our operations to date from the sale of our securities and through research funding pursuant to collaborations with partners. We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives. Because of the numerous risks and uncertainties associated with developing and commercializing drug candidates, we are unable to predict the extent of any future losses. However, we anticipate that as we advance our clinical trials and research and development initiatives our losses will accelerate. We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Canada and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources and may include post-marketing studies and surveillance. To date, we have not successfully completed any Phase II or Phase III clinical trials. We are currently testing CTCE-9908, one of our lead product candidates, in an ongoing Phase I/II clinical trial of CTCE-9908 which commenced in May 2006.  We have completed the first two stages of the three-stage Phase I clinical trials for CTCE-0214.  All of our other product candidates remain in the discovery and preclinical testing stages. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. There can be no assurance that regulatory approval will be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

Any failure or delay in commencing or completing clinical trials for product candidates could severely harm our business.

Each of our product candidates must undergo extensive preclinical studies and clinical trials as a condition to regulatory approval. Preclinical studies and clinical trials are expensive and take many years to complete. To date we have not completed Phase II or Phase III clinical trials of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

•

our ability to obtain regulatory approval to commence a clinical trial;

•

our ability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•

delays in patient enrollment and variability in the number and types of patients available for clinical trials;

•

poor effectiveness of product candidates during clinical trials;

•

our ability to reach agreements on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

unforeseen safety issues or side effects;

•

governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

•

varying interpretation of data by the FDA, TPD and similar foreign regulatory agencies.

It is possible that none of our product candidates will complete clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we may not receive the regulatory approvals necessary to market our product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition.

Even if our product candidates receive regulatory approval, they could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

Any product candidate for which we receive regulatory approval, together with the manufacturing processes, post-approval clinical data, and advertising and promotional activities for such product, will be subject to continued review and regulation by the FDA and other regulatory agencies. Even if regulatory approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or on the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product candidate. Later discovery of previously unknown problems with our products or their manufacture, or failure to comply with regulatory requirements, may result in:

•

restrictions on the products or manufacturing processes;

•

withdrawal of the products from the market;

•

voluntary or mandatory recalls;

•

fines;

•

suspension of regulatory approvals;

•

product seizures; or

•

injunctions or the imposition of civil or criminal penalties.

If we are slow or otherwise unable to adapt to changes in existing regulatory requirements, we may lose marketing approval for any approved products.

Our product candidates may never achieve market acceptance even if we obtain regulatory approvals.

Even if we receive regulatory approvals to market our product candidates, the commercial success of these products will depend, among other things, on their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments.  The degree of market acceptance will depend on a number of factors, including:

•

demonstration of the clinical efficacy and safety of the products;

•

cost-effectiveness;

•

potential advantage over alternative treatment methods;

•

the effectiveness of marketing and distribution support for the products; and

•

reimbursement policies of government and third party payers.

If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. If our product candidates do not become widely accepted by physicians, patients, third-party payors and other members of the medical community, it is unlikely that we will ever become profitable.

If we are unable to obtain, maintain and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.

Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and will depend in large part on our ability to:

•

obtain patent and other proprietary protection for our technology, processes and product candidates;

•

defend patents once issued;

•

preserve trade secrets; and

•

operate without infringing the patents and proprietary rights of third parties.

We currently have a portfolio of sixty-four patents and patent applications that we either own or have licensed around our key products and technologies. As of March 6, 2007, this portfolio included seven issued U.S. patents and ten pending U.S. patent applications, and fifteen issued patents and thirty-two pending patent applications in foreign jurisdictions including Europe, Australia, Canada, Japan, China, and Brazil.

The degree of future protection for our proprietary rights is uncertain. For example:

•

we might not have been the first to make the inventions covered by any of our patents, if issued, or our pending patent applications;

•

we might not have been the first to file patent applications for these inventions;

•

others may independently develop similar or alternative technologies or duplicate any of our technologies;

•

it is possible that none of our pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

•

if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid or unenforceable under United States, Canadian or foreign laws;

•

if issued, the patents under which we hold rights may not be valid or enforceable; or

•

we may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded under patents. Although we believe our potential rights under patent applications provide a competitive advantage, we cannot assure you that patent applications owned by or licensed to us will result in patents being issued, or that, if issued, the patents will give us an advantage over competitors with similar technology, nor can we assure you that we can obtain, maintain and enforce all ownership and other proprietary rights necessary to develop and commercialize our product candidates.

Even if any or all of our patent applications issue as patents, others may challenge the validity, inventorship, ownership, enforceability or scope of our patents or other technology used in or otherwise necessary for the development and commercialization of our product candidates. Further, we cannot assure you that any such challenge would not be successful. Moreover, the cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use the challenged technologies without payment to us.

We cannot assure you that our patents, if issued, will not be infringed or successfully avoided through design innovation. Intellectual property lawsuits are expensive and would consume time and other resources, even if the outcome were successful. In addition, there is a risk that a court would decide that our patents, if issued, are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the inventions, including on the ground that its activities do not infringe that patent. If any of these events were to occur, our business, financial condition and results of operations would be materially and adversely effected.

In addition to the intellectual property and other rights described above, we also rely on unpatented technology, trade secrets, trademarks and confidential information, particularly when we do not believe that patent protection is appropriate or available. However, trade secrets are difficult to protect and we cannot assure you that others will not independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality and invention assignment agreement at the commencement of an employment or consulting relationship with us. We cannot assure you, however, that these agreements will provide effective protection of our information or, in the event of unauthorized use of our intellectual property or the intellectual property of third parties, provide adequate or effective remedies or protection.

Litigation or third-party claims of intellectual property infringement could require us to divert resources and may prevent or delay our drug discovery and development efforts.

Our commercial success depends in part on our not infringing the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would divert substantial financial and employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain additional licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to develop and commercialize further one or more of our product candidates.  In addition, in the future we could be required to initiate litigation to enforce our proprietary rights against infringement by third parties. Prosecution of these claims to enforce our rights against others could divert substantial financial and employee resources from our business. If we fail to enforce our proprietary rights against others, our business will be harmed.

If any products we develop become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, our business could be harmed.

Our ability to commercialize any product candidate profitably will depend in part on the extent to which reimbursement for such product candidate and related treatments will be available from government health administration authorities, private health insurers or private payors, and other organizations in the United States and internationally. Even if we succeed in bringing one or more product candidates to market, these products may not be considered cost-effective, and the amount reimbursed for any product may be insufficient to allow us to sell it profitably. Because our product candidates are in the early stages of development, we are unable at this time to determine their cost-effectiveness and the level or method of reimbursement. There may be significant delays in obtaining coverage for newly approved products, and coverage may be more limited than the purposes for which the product candidate is approved by the FDA, TPD or foreign regulatory agencies. Moreover, eligibility for coverage does not mean that any product will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Increasingly, the third-party payors who reimburse patients, such as government and private payors, are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.

If the reimbursement we are able to obtain for any product we develop is inadequate in light of our development and other costs, our business could be harmed.

We may face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk if product candidates are introduced commercially. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•

decreased demand for our product candidates;

•

impairment of our business reputation;

•

withdrawal of clinical trial participants;

•

costs of related litigation;

•

substantial monetary awards to patients or other claimants;

•

loss of revenues; and

•

the inability to commercialize our product candidates.

Although we currently have product liability insurance coverage for our clinical trials, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any or all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We intend to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, regulatory applications, marketing and commercialization of our products. We will not have control over how they perform their contractual obligations. Accordingly, we will suffer if they do not fulfill their contractual obligations.

We intend to enter into additional corporate agreements to develop and commercialize product candidates. We might not be able to establish such additional collaborations on favourable terms, if at all, or guarantee that our current or future collaborative arrangements will be successful.  In addition, third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us.  These arrangements may place responsibility on our collaborative partners for Phase III clinical trials, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization.  If we enter into such arrangements, the timing for approval of a drug candidate may be largely out of our control.  These third parties might not fulfill their obligations in a manner which maximizes our revenues.  These arrangements may also require us to transfer certain material rights or issue equity securities to corporate investors, licensees and others.  If we license or sublicense our commercial rights to others, as we intend to do, we might realize reduced product revenue compared to our direct commercial exploitation.  Moreover, we might not derive any revenue or profit from these arrangements.  In addition, our current strategic arrangements might not continue.  Collaborators might also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, and compete directly with us.

We have no marketing and sales organization and have no direct experience in the marketing, sales or distribution of drug products. If we are unable to enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenues.

We have no direct experience in marketing, sales or distribution, and we do not intend to develop a sales and marketing infrastructure to commercialize pharmaceutical products. If we develop products eligible for commercial sales, we intend to rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell these products.  We might not be able to obtain access to a marketing and sales force with sufficient technical expertise and distribution capability.  We also will not be able to control the resources and effort that a third party will devote to marketing our product candidates.  If we are unable to develop and maintain relationships with third parties with the necessary marketing and sales force, we may fail to gain market acceptance of our product candidates, and our ability to generate product revenues would likely be impaired.

We rely on a limited number of manufacturers for our product candidates and our business will be harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

We do not have an in-house manufacturing capability and depend completely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our product candidates. We do not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to current Good Manufacturing Practices regulations, or cGMP, and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval plant inspection, the FDA will not grant pre-market approval of our products.

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to share our rights to these product candidates with third parties on terms that may not be favorable to us.

Our operations have consumed substantial amounts of cash since inception and we will need significant amounts of additional capital to support our research and development efforts. If we are unable to secure capital to fund our operations, we will not be able to continue our design and development efforts and we might have to enter into collaborations that could require us to share rights to our product candidates to a greater extent than we currently intend. We anticipate that we will need to raise additional capital by accessing the equity markets.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts. This could harm our business, prospects and financial condition and cause the price of our securities to fall.

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff. Certain of our senior management are retained on a part-time basis and therefore do not devote all of their time and efforts to the advancement of our interests. The loss of services of one or more of our other members of senior management or scientific staff could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates. Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize products successfully.

We anticipate that we will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract or retain qualified management and scientific personnel on acceptable terms in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business and prospects may be harmed as a result.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. We also face significant competition for limited capital in the biotechnology and pharmaceutical space. There can be no assurance that developments by others will not render our product candidates obsolete or noncompetitive. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates obsolete or noncompetitive. Competitors may seek to develop alternative formulations of our product candidates that address our targeted indications that do not directly infringe on our in-licensed patent rights. Compared to us, many of our potential competitors have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we do. As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, useful and less costly than ours and may also be more successful than us in manufacturing and marketing their products. We also expect to face similar competition in our efforts to identify appropriate collaborators or partners to help develop or commercialize our product candidates in markets outside of the United States and Canada.

If we use biological and hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages.

Our research and development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We do not maintain liability insurance coverage for our handling of biological or hazardous materials.

We, the third parties that conduct clinical trials on our behalf and the third parties that manufacture our product candidates are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and waste products. The cost of compliance with these laws and regulations could be significant. The failure to comply with these laws and regulations could result in significant fines and work stoppages and may harm our business.

ITEM 2.

DESCRIPTION OF PROPERTY

Our headquarters are located at 6190 Agronomy Road, Suite 405, Vancouver, British Columbia, Canada, V6T 1Z3, on the campus of the University of British Columbia.  We lease office space of 3,600 square feet under a lease that expires in July 2008 with an option to renew for a further term of three years, as well as laboratory space of 5,400 square feet at the University of British Columbia from a third party, under a sub-lease which expires in July 2008.

ITEM 3.

LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are not currently a party to any material legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the over-the-counter bulletin board, or OTCBB, under the symbol “CHKT,” and traded on the Toronto Stock Exchange, or TSX, under the symbol “CTI.”

The following table sets forth on a per share basis the high and low bid prices, respectively, of our common stock as reported on the OTCBB for the periods indicated.

	OTCBB (U.S.$)

Period	High bid	Low bid
Calendar 2006
Fourth Quarter	$0.90	$0.55
Third Quarter	$0.85	$0.55
Second Quarter	$0.96	$0.60
First Quarter	$1.18	$0.90
Calendar 2005
Fourth Quarter	$1.18	$0.85
Third Quarter	$1.22	$0.68
Second Quarter	$-	$-
First Quarter	$-	$-

 The source of the information provided in the table above is the OTC Bulletin Board®, Monthly Trade and Quote Summary Report, and represents prices between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

The following table sets forth on a per share basis the high and low sales prices, respectively, of our common stock as reported on the TSX for the periods indicated.

	Toronto Stock Exchange (C$)

Period	High	Low
Calendar 2006
Fourth Quarter	$1.07	$0.68
Third Quarter	$0.91	$0.61
Second Quarter	$1.10	$0.83
First Quarter	$1.37	$1.06
Calendar 2005
Fourth Quarter	$1.35	$1.03
Third Quarter	$1.43	$0.89
Second Quarter	$1.30	$0.92
First Quarter	$1.50	$0.95

Holders

On March 6, 2007, there were approximately 139 shareholders of record of our common stock. This number does not include beneficial owners of our shares whose shares are held in street name by broker-dealers.

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

Recent Sales of Unregistered Securities

March 2006 Common Stock Sales

On March 22, 2006, we issued 6,471,698 shares of common stock at a price of CDN$1.06 per share for gross proceeds of CDN$6,860,000.  On March 22, 2006, we issued to Osprey Capital Partners warrants to purchase 350,000 shares of common stock at CDN$1.25 per share, exercisable for a period of 24 months, as consideration for Osprey Capital Partners’ services in connection with March 22, 2006 common stock offering. We issued these securities pursuant to the exemption from registration set forth in Rule 506 of Regulation D and Section 4(2) of the Securities Act.

2006 Warrant Exercises

During the year ended December 31, 2006, we issued 1,762,844 shares of our common stock pursuant to exercises of issued and outstanding stock purchase warrants.

The exercise prices of such warrants ranged from $0.85 to $0.90 per share and we received approximately $1,558,463 in gross proceeds from such issuances.  We issued these securities pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

Conversion of Preferred Stock

During the year ended December 31, 2006, all 2,000,000 shares of preferred stock were converted to 2,000,000 shares of common stock on a one-for-one basis.  We incurred costs of $237,600 to facilitate the conversion of the preferred shares.  Total costs paid in connection of the conversion are included in general and administrative expenses reported on the interim consolidated statements of operations.  We issued these securities pursuant to the exemption set forth in Section 3(a)(9) of the Securities Act.

Purchases of Equity Securities

We did not purchase any of our equity securities during the year ended December 31, 2006.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-KSB.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

All references to “$” or “dollars” in this discussion and analysis are to U.S. dollars unless otherwise noted.

Overview

We are a development stage biotechnology company with a focus on the discovery and development of peptide based drugs for human diseases.  In particular, we focus on the area of chemokines, small proteins that regulate a large number of physiological functions.  We are at various stages in research and development of five drug candidates.  Two of our drug candidates are in human clinical trials.  Our two lead drug candidates are CTCE-9908 and CTCE-0214, indicated for the prevention of metastasis of cancer and for hematological support, respectively.  Our other three drug candidates are in preclinical development in the areas of neovascularization (CTCE-0324), wound healing (CTCE-0422), and stroke (CTCE-0501). In addition, we maintain drug discovery programs to identify potential new drug candidates.

Limited Operating History

We have incurred significant losses since our inception in July 1998.  As of December 31, 2006, our accumulated deficit was approximately $24.5 million.  We recognized net losses of approximately $7,507,866 and $6,020,166 in 2006 and 2005, respectively.  We expect to continue to incur net losses in the near term as we fund clinical trials and until such time as product sales or royalty payments, or both, generate sufficient revenues to fund continuing operations.

Research and Development

Our research and development expenses consist primarily of costs associated with the clinical trials of our drug candidates, compensation and other expenses for research and development personnel, manufacturing of compounds, facility costs, supplies and materials, costs for consultants and related contract research and depreciation.  Until December 31, 2006, our research activities were centralized in Vancouver, British Columbia through Globe Laboratories Inc., or Globe Laboratories, in an incubator facility on the campus of University of British Columbia.

Globe Laboratories is a corporation beneficially owned by Dr. Hassan Salari and his family and that was engaged to carry out chemokine research for us on a contracted operating cost basis plus a 2% margin.  Pursuant to the terms of our development agreement with Globe Laboratories, all proprietary interest, including all patent rights, trademarks, copyright, trade secrets and confidential information in the product candidates developed by Globe Laboratories for us is our exclusive property.

Effective January 1, 2007, we acquired certain assets of Globe Laboratories, consisting mainly of laboratory equipment and leasehold improvements, through our wholly-owned subsidiary Chemokine Therapeutics (B.C.) Corp., or CTBCC, for consideration of CDN$375,935 reflecting the fair market value of these assets as determined by an independent appraisal.  We no longer use Globe Laboratories for research and development services.  We did not incur any early termination obligations by terminating our agreement with Globe Laboratories.  CTBCC and Globe Laboratories also entered into a definitive agreement which provided for the assignment to CTBCC of a partial sublease by Globe Laboratories in respect of approximately 5,400 square feet of laboratory space located at the University of British Columbia.  In accordance with the terms of the agreement, the majority of the former employees of Globe Laboratories were hired by CTBCC.  The purchase of the assets of Globe Laboratories and the acquisition of their key staff will allow us to have direct control and management of our research and development activities.

Through our location on the campus of the University of British Columbia and our affiliation with University of British Columbia, we have access to a wide range of equipment and scientific facilities, such as University of British Columbia’s animal facility. This allows us to minimize costs while maintaining quality. We lease 3,600 square feet of office space as well as 5,400 square feet of laboratory space (formerly leased by Globe) at the University of British Columbia.

Our research and development activities are primarily focused on the clinical trials of CTCE-9908, a drug candidate for the prevention of metastasis of cancer, and CTCE-0214, a drug candidate for hematological support.  We are responsible for all costs incurred in the research and development program of these two lead drug candidates.  Our research and development activities also include three other drug candidates that we intend to test in animal models of peripheral arterial disease, wound healing and stroke.  We expect our research and development expenses to increase as we continue to work on our drug candidates and to expand our research and development programs.  Over the next twelve months, our product research and development plan is summarized as follows:

•

Complete the current Phase I/II clinical trial of CTCE-9908;

•

File a regulatory submission for a randomized Phase II clinical trial(s) for CTCE-9908;

•

Prepare for and commencement of a Phase II clinical trial using CTCE-9908 for prostate cancer;

•

Prepare for and commencement of a Phase II clinical trial using CTCE-9908 for ovarian cancer;

•

Prepare continued clinical development of CTCE-0214 for hematological support;

•

Complete candidate selection for CTCE-0324 and file an investigational new drug application, or IND; and

•

Continued pre-clinical efficacy testing of CTCE-0422 and CTCE-0501, additional peptides for wound healing and stroke.

Clinical development timelines, likelihood of success and total costs vary widely. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each of the five  projects on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of its market potential.

Completion dates and completion costs to bring a drug candidate to market vary significantly for each drug candidate given the nature of the clinical trials and the fact that more clinical trials may be needed to advance a drug candidate based upon the results of each study.  In addition, we anticipate partnering with larger pharmaceutical companies to conduct and finance later stage clinical trials and therefore the timing of completion of the approval of a drug will likely not be within our control. Based on these factors we cannot reasonably estimate the completion dates and completion costs required to gain regulatory approval for the marketing and sale of our compounds. The lengthy process of seeking regulatory approvals, and subsequent compliance with applicable regulations, require the expenditure of substantial resources.  Delays in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, require additional funding.

Strategic Relationship and Partnering Strategy

We plan to enter into partnership agreements for our by the end of Phase II clinical trials or earlier.  Due to the significant costs involved in conducting Phase III or Phase IV clinical trials, we intend to enter into agreements with larger biotechnology and pharmaceutical companies to co-develop our products through Phase III and Phase IV of clinical trials, thereby sharing the costs.  As our focus is on the discovery and development of drug candidates, we intend to license the marketing of the products to companies with existing infrastructure for the marketing of pharmaceutical drugs.  In addition, we will rely on third-party manufacturers with the manufacturing capabilities to produce sufficient quantities of these products for clinical studies and large-scale commercialization upon their approval.

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

Capital Expenditures

We intend to acquire laboratory equipment over the next three years at an estimated cost of $520,000. This amount includes approximately $340,000 paid for the acquisition of laboratory equipment and leasehold improvements purchased from Globe Laboratories in January 2007.

Foreign Exchange

We use the U.S. dollar as our functional currency, and presents the consolidated financial statements in U.S. dollars using the current rate method. Under the current rate method, all assets and liabilities are translated using the exchange rate at the balance sheet date and translates revenues, expenses, gains and losses at the weighted average rates of exchange for the respective periods.  Before consolidation the financial statements of CTBCC are remeasured from its local currency of Canadian dollars to its functional currency of U.S. dollars at the end of each reporting period.  Monetary items of CTBCC’s financial statements are remeasured by applying the current exchange rate and non-monetary items are remeasured by applying historical exchange rates. We include the resulting exchange gain or loss in foreign currency upon remeasurement in the foreign exchange gain or loss account in the consolidated statement of operations.

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

Stock-Based Compensation

Effective January 1, 2006, the beginning of our first fiscal quarter of 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Shared-Based Payment” (SFAS 123R), using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Prior to the January 1, 2006 adoption of SFAS No. 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and as such, generally recognized no compensation cost for employee stock options granted at fair market value but recognized compensation cost for grants of employee stock-based compensation awards equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock related award.  As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. SFAS 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25.

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes option valuation model.

As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $78,427, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Results of Operations

Twelve Months Ended December 31, 2006 and 2005

Revenues.

We had no revenues in the twelve months ended December 31, 2006, compared to $275,000 for the twelve months ended December 31, 2005.  In fiscal 2005, we recorded revenues of $275,000 from a research collaboration with Proctor & Gamble involving an evaluation of our compounds for cardiovascular applications.  The decrease in revenues was due to the one-time nature of the $275,000 payment from Proctor & Gamble under our research collaboration.

Research and development.

Research and development expenses were $4,642,457 during the twelve months ended December 31, 2006, an increase of $945,452 from the $3,697,005 comparative amount recorded in the twelve months ended December 31, 2005.  The increase in research and development expenses in fiscal 2006 was primarily attributable to the increased expenses associated with our two lead compounds, CTCE-0214 and CTCE-9908, and our continued efforts with our other early research activities. Research and development expenses include contract research, manufacturing, laboratory supplies, staff salaries and a $100,000 payment to Pharmaceutical Product Development Inc. (PPDI) to re-acquire the rights to our CTCE-0214 compound.

Direct costs for CTCE-0214 were approximately $1,735,000 for the twelve months ended December 31, 2006 compared to $1,874,000 for the twelve months ended December 31, 2005.

We recorded direct costs for CTCE-9908 of approximately $1,776,000 for the twelve months ended December 31, 2006, which included preparatory and clinical trial costs of the Phase I/II clinical trial currently underway, and related manufacturing of compound.  This compares to approximately $1,276,800 for the twelve months ended December 31, 2005.

We expect that research and development expenses will increase in the future as and when we incur costs for clinical trials. Completion dates and completion costs to bring a drug candidate to market vary significantly for each drug candidate given the nature of the clinical trials and the fact that more clinical trials may need to be conducted to advance a drug candidate based upon the results of each phase. In addition, we anticipate partnering with larger pharmaceutical companies to conduct and finance later stage clinical trials and therefore the timing of completion of the approval of a drug will likely not be within our control. Based on these factors we cannot reasonably estimate the completion dates and completion costs required to gain regulatory approval of our compounds for sale. Drug candidates are required to successfully complete Phase III clinical trials before gaining regulatory approval for sale which for our drug candidates is not expected to occur for several years.

General and administrative.

General and administrative expenses for the twelve months ended December 31, 2006 were $2,904,595, compared to $2,667,290 for the twelve months ended December 31, 2005.  The year over year increase of $237,305 reflects additional salary costs as a result of our adding personnel to support the continued growth in our research and development infrastructure.  Other general and administrative expenses included consulting, marketing and promotion expenses incurred for business development.

Interest income.

Interest income was $331,190 for the twelve months ended December 31, 2006 compared with $231,654 for the twelve months ended December 31, 2005

Net loss.

We incurred a net loss of $7,507,866 ($0.19 per share) for the twelve months ended December 31, 2006 compared to $6,020,166 ($0.19 per share) for the twelve months ended December 31, 2005. The increase in our net loss was principally caused by the increase in research and development expenditures as well as general and administrative expenses as described above.

Liquidity and Capital Resources

Since our inception, we have financed substantially all of our operations through the private and public offerings of equity securities.  We have received a total of $28.6 million from public and private offerings of our equity securities. In December 2004, we completed the initial public offering of shares of our common stock and raised approximately $13.3 million (CDN$16 million). In January 2005, the agents in our initial public offering exercised their over-allotment option which resulted in additional gross proceeds to us of approximately $1.9 million (CDN$2.4 million). In March 2006, we issued 6,471,698 shares of common stock in a private placement transaction for gross proceeds of approximately $5.9 million (CDN$6.9 million) and net proceeds after offering costs of approximately $5.4 million.

At December 31, 2006, we had approximately $6.1 million in cash and cash equivalents and short term investments on hand, compared to approximately $6.3 million as of December 31, 2005, a decrease of $0.2 million.  Our working capital at December 31, 2006 was approximately $5.9 million, compared to approximately $6.3 million at December 31, 2005, a decrease of $0.4 million.

For the twelve months ended December 31, 2006, we used net cash of $6,994,020 in operating activities consisting primarily of the net loss for the period of $7,507,866.  Cash generated from financing activities for the twelve months ended December 31, 2006, was $6,890,424 and includes net proceeds of $5,460,668 from our March 22, 2006, private placement and $1,602,927 from the exercise of warrants and options.  During the twelve months ended December 31, 2006, we made net advances of $161,480 to Globe Laboratories mainly for the Industrial Research Assistance Program.  During the same period, we purchased $154,352 of laboratory equipment from third parties.

We believe that our current funds will be sufficient to fund our operations until January 31, 2008.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

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

We intend to seek additional funding through licensing arrangements or through public or private financings. However, such additional financing may not be available to us on acceptable terms, or at all, and we may not be able to enter into licensing arrangements on terms that are favorable to us, if at all.

Long Term Obligations

The following table summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Years Ended December 31,
	Total	2007	2008	2009	2010	2012	2012 and thereafter
	(in thousands)
Contractual obligations (1)	860.3	860.3		-	-	-	-
Loans payable	-	-	-	-	-	-	-
Capital lease obligations (2)	22.3	13.4	8.9	-	-	-	-
Long-term debt	-	-	-	-	-	-	-
Non-cancelable operating lease obligations (3)	155.0	95.8	59.2	-	-	-	-
Total contractual cash obligations	1,037.6

(1) Includes obligations under various research and development agreements entered into with third parties to perform research and development services on our behalf.

(2) We lease office premises and a vehicle under operating leases which expire at various dates ending July 31, 2008 and January 2009.

(3) This does not include non-cancelable operating lease obligations assumed on January 1, 2007 of $132,800 and $78,100 during the years ended Decmeber 31, 2007 and December 31, 2008, respectively.

License agreement with PPDI

On April 12, 2006, we entered into an agreement with Pharmaceutical Product Development, Inc., or PPDI, to re-acquire the option rights to our CTCE-0214 drug candidate that had previously been granted to PPDI in April 2003.  Under this agreement, we are obligated to achieve various milestones and we are committed to make certain milestone payments.  Such milestone payments are to be made as follows:

- 250,000 cash upon the dosing of the first subject in a Phase III clinical trial of CTCE-0214

- 250,000 cash upon filing a New Drug Application with the United States Food and Drug Administration (“FDA”) with respect to CTCE-0214 (or any equivalent filing in any foreign country)

- 1,000,000 cash upon approval by the FDA (or any equivalent regulatory body in a foreign country) of CTCE-0214 for any therapeutic use

- percent of the first net sales of CTCE-0214 up to $ 1,000,000

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS

Our financial statements required by this item are included after Part III, Item 14 of this Annual Report on Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer (“Certifying Officers”), to allow timely decisions regarding required financial disclosures.

 Our Certifying Officers performed a review of the effectiveness of our disclosure controls and procedures as of December 31, 2006.  Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.

We have taken the steps described below to address this weakness and, in light of these changes, our Certifying Officers believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

As of December 31, 2006, we did not maintain effective controls over reporting amounts due to us under a research development agreement with Globe Laboratories, Inc., a third party contractor controlled by our former Chief Executive Officer.

Our management and our independent registered public accounting firm identified deficiencies in disclosure controls relating to the structure of the exchange of financial information under this research development agreement, which required the person responsible for collecting financial information on our behalf to pursue the information on behalf of Globe Laboratories from our former CEO, an officer of the Company to whom he reported.

 This structure impacted the Company’s ability to vigorously collect and scrutinize the financial information supplied on behalf of Globe Laboratories.  After identifying this control deficiency, we changed the structure of the reporting obligations under the development agreement so that the individual responsible for collecting financial information on behalf of the Company no longer reports to the individual that supplies such information on behalf of Globe Laboratories.  In addition, we terminated the research development agreement effective December 31, 2006 for reasons unrelated to these issues.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 is set forth in our definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2007, under the caption “Election of Directors,”  “Management,” and “Section 16(a) Beneficial Ownership and Reporting Compliance,” which is incorporated herein by reference.

ITEM 10.

EXECUTIVE COMPENSATION

The information required by this Item 10 is set forth in our definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2007, under the caption “Executive Compensation,” which is incorporated herein by reference.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is set forth in our definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2007, under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which is incorporated herein by reference.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is set forth in our definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2007, under the caption “Certain Relationships and Related Transactions,” which is incorporated herein by reference.

ITEM 13.

EXHIBITS

(a) Exhibits

Exhibit Number		Exhibit Description
3.1 (1)	—	Certificate of Incorporation
3.2	—	Amendment to Certificate of Incorporation
3.3 (1)	—	Bylaws
3.4 (6)	—	Amendment to Bylaws
10.1 (1)	—	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999
10.2 (1)	—	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.
10.3 (1)	—	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari
10.4 (1)	—	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz
10.7 (2)	—	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004
10.8 (2)	—	Amendment to Employment Agreement dated with Dr. Hassan between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari
10.9 (3)	—	Lease Agreement dated January 1, 2003, between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.
10.12 (2)	—	The 2004 Stock Option Plan
10.13 (5)	—	Amended Employment Agreement dated March 10, 2005, between Dr. Hassan Salari and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.
10.15 (6)	—	Preferred Stock and License Restructuring Agreement dated April 12, 2006, between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp.
10.06 (6)	—	Letter agreement dated April 12, 2005, by and between the University of British Columbia and Chemokine Therapeutics Corp.
10.17 (7)	—	Executive Services Agreement dated June 28, 2006, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Guy Ely, N.D. Life Sciences Corp.

10.18 (8)	—	Termination of the amended employment agreement between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (BC) Corp. and David Karp
10.19(9)	—	Purchase Agreement by and among Chemokine Therapeutics Corp., Chemokine Therapeutics (B.C.) Corp. and Globe Laboratories Inc. dated January 1, 2007
10.20(9)	—	Sub-Lease by and between Discovery Parks Trust and Globe Laboratories Inc. dated June 23, 2000
10.21(9)	—	Extension and Amendment of Sub-Lease by and between Discovery Parks Trust and Globe Laboratories Inc. dated December 13, 2006
10.22(9)	—	Partial Assignment of Sub-Lease from Globe Laboratories Inc. to Chemokine Therapeutics (B.C.) Corp. dated January 1, 2007
10.23	—	Sub-Lease Agreement dated May 6, 2005
10.24	—	Form of Indemnification Agreement
10.25	—	Employment Agreement dated November 16, 2006, between Bashir Jaffer and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.
10.26 21.1	— —	Employment Agreement dated March 1, 2007, between Guy Ely and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. List of Subsidiaries of Chemokine Therapeutics Corp.
23.1	—	Consent of M.D. Sassi Company, Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registration Statement on Form SB-2 (Reg. No. 333-117858) on August 2, 2004.

(2)

Incorporated by reference to the exhibit filed with Amendment No. 1 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on October 20, 2004.

(3)

Incorporated by reference to the exhibit filed with Amendment No. 2 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on November 26, 2004.

(4)

Incorporated by reference to the exhibit filed with Amendment No. 3 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on December 17, 2004.

(5)

Incorporated by reference to the exhibit filed with Form 10-KSB on March 15, 2005.

(6)

Incorporated by reference to the exhibit filed with Form SB-2/A (Reg. No. 333-133476) on April 24, 2006.

(7)

Incorporated by reference to the exhibit filed with Form 10-QSB on August 10, 2006.

(8)

Incorporated by reference to the exhibit filed with Form 10-QSB on November 14, 2006.

(9)

Incorporated by reference to the exhibit filed with the Form 8-K on January 8, 2007.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is set forth in our definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2007, under the caption “Principal Accountant Fees and Services,” which is incorporated herein by reference.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Page

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets	43

Consolidated Statements of Operations	44

Consolidated Statement of Stockholders' Equity	45 – 47

Consolidated Statements of Cash Flow	48

Notes to the Consolidated Financial Statements	49 - 65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Chemokine Therapeutics Corp.

We have audited the accompanying consolidated balance sheets of Chemokine Therapeutics Corp. (a development stage company), as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related amounts included in the cumulative amounts for the period from inception on July 15, 1998 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chemokine Therapeutics Corp. (a development stage company), as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended, and the related amounts included in the cumulative amounts for the period from inception on July 15, 1998 to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

/s/ M.D. Sassi Company

San Francisco, California

April 11, 2007

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,446,668	$3,719,163
Short term investments (Note 3)	1,642,308	2,627,760
Amounts receivable	60,366	33,214
Prepaid expense and deposits	103,816	154,969

TOTAL CURRENT ASSETS	6,253,158	6,535,106

PROPERTY AND EQUIPMENT, net (Note 4)	332,440	351,438

LICENSE COSTS, net (Note 5)	16,299	23,993

AMOUNT DUE FROM AFFILIATE (Note 6)	253,263	91,783

	$6,855,160	$7,002,320

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$377,915	$253,199
Current portion of capital lease obligation (Note 7)	12,392	11,648

TOTAL CURRENT LIABILITIES	390,307	264,847

CAPITAL LEASE OBLIGATION (Note 7)	8,722	21,157

	399,029	286,004

COMMITMENTS (Notes 5 & 12)

STOCKHOLDERS’ EQUITY

PREFERRED STOCK
Authorized – 6,000,000 shares; par value $ 0.001 per share
Issued and outstanding shares: December 31, 2006 – Nil; December 31, 2005 – 2,000,000	-	2,000

COMMON STOCK
Authorized – 100,000,000 shares; par value $ 0.001 per share
Issued and outstanding shares: December 31, 2006 – 42,183,748; December 31, 2005 – 31,897,206	42,184	31,897

ADDITIONAL PAID-IN CAPITAL	30,957,359	23,717,965

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(24,543,412)	(17,035,546)

	6,456,131	6,716,316

	$6,855,160	$7,002,320

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from inception on July 15, 1998 to
	Years ended December 31,		December
	2006	2005	31, 2006

REVENUE	$-	$275,000	$275,000

EXPENSES
Research and development	4,642,457	3,697,005	14,595,725
General and administrative	2,904,595	2,667,290	10,253,596
Stock-based compensation	184,085	289,533	558,119
Amortization of license	7,694	7,694	34,304
Depreciation & amortization of property and equipment	173,350	46,684	346,091

	7,912,181	6,708,206	25,787,835
OTHER INCOME
Foreign exchange gain	73,125	181,386	366,945
Interest income	331,190	231,654	602,478

NET LOSS	$(7,507,866)	$(6,020,166)	$(24,543,412)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.19)	$(0.19)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	39,606,809	31,605,162

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and years ended December 31, 1999 through 2006

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Inception, July 15, 1998	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash	1	-	-	-	70,650	-	-	-	70,650
Issuance of preferred stock for cash	-	-	6,000,000	6,000	(4,800)	-	-	-	1,200
Net loss	-	-	-	-	-	-	-	(6,212)	(6,212)

Balances at December 31, 1998	1	-	6,000,000	6,000	65,850	-	-	(6,212)	65,638
Issuance of common stock and subscriptions on private placement, net of offering costs of $ 58,794	263,535	264	-	-	342,332	461,205	-	-	803,801
Issuance of warrants for consulting services	-	-	-	-	1,400	-	-	-	1,400
Net loss	-	-	-	-	-	-	-	(408,237)	(408,237)

Balances at December 31, 1999	263,536	264	6,000,000	6,000	409,582	461,205	-	(414,449)	462,602
Issuance of common stock and subscriptions on private placement, net of offering costs of $ 214,300	783,228	783	-	-	1,116,790	(461,205)	-	-	656,368
Conversion of preferred stock to common stock	6,000,000	6,000	(6,000,000)	(6,000)	-	-	-	-	-
Issuance of options for consulting services	-	-	-	-	87,968	-	-	-	87,968
Deferred stock compensation	-	-	-	-	83,500	-	(83,500)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	32,920	-	32,920
Net loss	-	-	-	-	-	-	-	(1,020,963)	(1,020,963)

Balances at December 31, 2000	7,046,764	7,047	-	-	1,697,840	-	(50,580)	(1,435,412)	218,895
Issuance of preferred stock for cash	-	-	150,000	150	187,350	-	-	-	187,500
Issuance of common stock net of offering costs of $ 64,585	1,280,496	1,280	-	-	1,362,532	-	-	-	1,363,812
Issuance of warrants for offering costs	-	-	-	-	17,850	-	-	-	17,850
Cancellation of stock options	-	-	-	-	(50,580)	-	50,580	-	-
Net loss	-	-	-	-	-	-	-	(1,743,962)	(1,743,962)

Balances at December 31, 2001	8,327,260	8,327	150,000	150	3,214,992	-	-	(3,179,374)	44,095

See next page

See accompanying notes to the consolidated financial statements

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and years ended December 31, 1999 through 2006

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 194,474	1,492,970	$1,493	-	$-	$1,677,746	$-	$-	$-	$1,679,239
Issuance of warrants for consulting services	-	-	-	-	139,725	-	-	-	139,725
Issuance of warrants for offering costs	-	-	-	-	62,871	-	-	-	62,871
Capital distribution on sale of subsidiary to related party	-	-	-	-	42,064	-	-	-	42,064
Net loss	-	-	-	-	-	-	-	(2,234,061)	(2,234,061)

Balances at December 31, 2002	9,820,230	9,820	150,000	150	5,137,398	-	-	(5,413,435)	(266,067)
Issuance of common stock net of offering costs of $ 130,628	577,852	578	-	-	644,395	-	-	-	644,973
Issuance of preferred stock	-	-	2,000,000	2,000	2,698,000	-	-	-	2,700,000
Issuance of warrants for consulting services	-	-	-	-	21,835	-	-	-	21,835
Issuance of warrants for offering costs	-	-	-	-	22,454	-	-	-	22,454
Net loss	-	-	-	-	-	-	-	(2,506,705)	(2,506,705)

Balances at December 31, 2003	10,398,082	10,398	2,150,000	2,150	8,524,082	-	-	(7,920,140)	616,490
Issuance of common stock net of offering costs of $ 2,234,671	17,915,714	17,916	-	-	12,144,538	-	-	-	12,162,454
Issuance of common stock for agent’s fee	628,977	629	-	-	352,054	-	-	-	352,683
Issuance of common stock for settlement of debt	247,100	247	-	-	199,753	-	-	-	200,000
Issuance of common stock for finder’s fees	3,333	3	-	-	4,497	-	-	-	4,500
Conversion of preferred stock to common stock	150,000	150	(150,000)	(150)	-	-	-	-	-
Issuance of warrants for consulting services	-	-	-	-	241,882	-	-	-	241,882
Issuance of warrants for offering costs	-	-	-	-	98,509	-	-	-	98,509
Issuance of warrants for finder’s fees	-	-	-	-	3,900	-	-	-	3,900
Stock-based compensation	-	-	-	-	51,581	-	-	-	51,581
Net loss	-	-	-	-	-	-	-	(3,095,240)	(3,095,240)

Balances at December 31, 2004	29,343,206	29,343	2,000,000	2,000	21,620,796	-	-	(11,015,380)	10,636,759

See next page

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and years ended December 31, 1999 through 2006

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$-	$-	$1,660,697
Conversion of warrants to common stock	102,000	102	-	-	85,050	-	-	-	85,152
Issuance of common stock	52,000	52	-	-	(52)	-	-	-	-
Issuance of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Issuance of warrants for offering costs	-	-	-	-	14,888	-	-	-	14,888
Stock-based compensation	-	-	-	-	289,533	-	-	-	289,533
Net loss	-	-	-	-	-	-	-	(6,020,166)	(6,020,166)

Balances at December 31, 2005	31,897,206	31,897	2,000,000	2,000	23,717,965	-	-	(17,035,546)	6,716,316
Issuance of common stock net of offering costs of $ 471,564	6,471,698	6,472	-	-	5,408,860	-	-	-	5,415,332
Conversion of preferred stock to common stock	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-	-
Conversion of warrants to common stock	1,762,844	1,763	-	-	1,556,700	-	-	-	1,558,463
Issuance of common stock for options exercised	52,000	52	-	-	44,413	-	-	-	44,465
Issuance of warrants for agent’s fee	-	-	-	-	45,336	-	-	-	45,336
Stock-based compensation	-	-	-	-	184,085	-	-	-	184,085
Net loss	-	-	-	-	-	-	-	(7,507,866)	(7,507,866)

Balances at December 31, 2006	42,183,748	$42,184	-	$-	$30,957,359	$-	$-	$(24,543,412)	$6,456,131

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from inception on July 15, 1998 to
	Years ended December 31,		December
	2006	2005	31, 2006

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(7,507,866)	$(6,020,166)	$(24,543,412)
Adjustments to reconcile net cash
provided (used) by operating activities
Depreciation and amortization	181,044	54,378	380,395
Common stock issued for consulting services	-	-	1,033,669
Warrants issued for consulting services	-	-	404,842
Options issued for consulting services	-	-	87,968
Stock-based compensation	184,085	289,533	558,119
Decrease (increase) in
Amounts receivable	(27,152)	(27,654)	(60,366)
Prepaid expense and deposit	51,153	(97,071)	(103,816)
Increase (decrease) in
Accounts payable and accrued liabilities	124,716	(359,968)	377,915
Deferred revenue	-	(275,000)	-

Cash (used) by operating activities	(6,994,020)	(6,435,948)	(21,864,686)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	7,489,823	2,023,872	31,647,476
Stock issued for settlement of debt	-	-	200,000
Offering costs	(426,228)	(213,682)	(2,974,596)
Net advances (to) from affiliate	(161,480)	(118,105)	(206,445)
Capital lease payment	(11,691)	(1,845)	(13,536)

Cash provided by financing activities	6,890,424	1,690,240	28,652,899

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	-	-	(4,754)
Purchase of short term investments	(10,185,725)	(6,185,883)	(16,371,608)
Redemption of short term investments	11,171,178	3,558,123	14,729,301
Payment under license agreement (Note 5)	-	-	(50,603)
Purchase of property and equipment	(154,352)	(343,847)	(643,881)

Cash provided (used) by investing activities	831,101	(2,971,607)	(2,341,545)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	727,505	(7,717,315)	4,446,668

CASH AND CASH EQUIVALENTS, beginning of period	3,719,163	11,436,478	-

CASH AND CASH EQUIVALENTS, end of period	$4,446,668	$3,719,163	$4,446,668

See Note 13.

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2006 and 2005

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999 the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of December 31, 2006 the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development.  At December 31, 2006, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to December 31, 2006 of $ 24,543,412.

The Company is subject to all of the risks inherent in an early stage business operating in the biotechnology industry. These risks include, but are not limited to, a limited operating history, limited management resources, and the challenges of bringing a drug through development to approval for sale. Management believes that current working capital will be sufficient to fund the Company’s operations through January 31, 2008. The Company also intends to seek additional financing from external sources through the sale of shares.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  Significant accounting policies utilized in the preparation of the consolidated financial statements are summarized below:

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its former wholly-owned Canadian subsidiary, Chemokine Therapeutics Inc. through to June 9, 2002, the date of disposal of the subsidiary and its wholly-owned Canadian subsidiary Chemokine Therapeutics (B.C.) Corp (“CTBCC”).

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Short term investments

Short term investments consist of term deposits and investments in publicly traded debt securities with a maturity of less than one year but more than three months.  The Company records its investments in debt securities as held-to-maturity investments since the Company has the positive intent and ability to hold these investments to maturity.  The held-to-maturity investments are recorded at amortized cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is adjusted.  The amortization of premium or accretion of discount and any unrealized loss deemed other-than-temporary are included in current period earnings.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the property and equipment as follows:

Computer equipment	-	3 years
Computer software	-	2 years
Furniture and fixtures	-	3 years
Leasehold improvements	-	3 years
Equipment	-	3 years
Equipment under capital lease obligation	–	Capital lease term

License Costs

Costs incurred to acquire the license (see Note 5) are capitalized in the accounts and are being amortized on a straight-line basis over five years.  The costs of developing and servicing patents on licensed technologies are expensed as incurred.

Impairment of long-lived assets

Long-lived assets to be held and used are assessed for impairment whenever events or changes in circumstances indicate that the carrying values of long-lived assets may not be recoverable.

Foreign currency translation

The Company uses the U.S. dollar as its functional currency, and presents the consolidated financial statements in U.S. dollars using the current rate method. Under the current rate method, the Company translates all assets and liabilities using the exchange rate at the balance sheet date and translates revenues, expenses, gains and losses at the weighted average rates of exchange for the respective periods.  Before consolidation, the Company remeasures the financial statements of CTBCC from its local currency of Canadian dollars to its functional currency of U.S. dollars at the end of each reporting period.  Monetary items of CTBCC’s financial statements are remeasured by applying the current exchange rate and non-monetary items are remeasured by applying historical exchange rates. The Company includes the resulting exchange gain or loss in foreign currency upon remeasurement in the foreign exchange gain or loss account in the consolidated statement of operations.

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

Income taxes

Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Net loss per common share

Net loss per common share is computed based on the weighted average number of common shares outstanding during each period.  Convertible equity securities, such as convertible preferred stock, stock options and stock purchase warrants are not considered in the calculation of net loss per common share as their inclusion would be anti-dilutive.

Stock-based compensation

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective transition method.  Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options.  Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (“SFAS No. 123”).  Results for prior periods have not been restated, as provided for under the modified-prospective method.

Prior to the January 1, 2006 adoption of the SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and as such, generally recognized no compensation cost for employee stock options granted at fair market value but recognized compensation cost for grants of employee stock-based compensation awards equal to the excess of the market price of the underlying common stock at the date of grant over the exercise price of the stock related award.  As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

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

The following table shows the pro forma effect on net loss and net loss per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS No. 123 for the year ended December 31, 2005:

2005
(Pro forma)
Net loss per consolidated statements of operations	$(6,020,166)
Stock-based compensation intrinsic value basis	289,533
Stock-based compensation fair value basis	(462,321)

Pro forma net loss	$(6,192,954)

Pro forma net loss per share	$(0.20)

No pro forma disclosures for the year ended December 31, 2006 are presented because the amounts are recognized in the consolidated financial statements in accordance with SFAS No. 123R.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The adoption of FIN No. 48 is not currently expected to have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS  No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt these new requirements in its first fiscal quarter of 2008. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS No. 157, or if it will adopt the requirements prior to the first fiscal quarter of 2008.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). The intent of SAB No. 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB No. 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB No. 108 is effective for fiscal years beginning after November 15, 2006, and the Company will adopt the new requirements in fiscal 2007. The adoption of SAB No. 108 is not currently expected to have a significant impact on the Company’s consolidated financial statements.

3.	SHORT TERM INVESTMENTS

The net carrying value and the aggregate fair value of the short term investments held-to-maturity as at December 31, 2006 are $ 1,642,308.  The unrealized holding loss from these investments in 2006 of $ 67,341 resulting from changes in the foreign exchange rates between the date of purchase and the balance sheet date is included in foreign exchange gain or loss in the statement of operations. During the year ended December 31, 2006, the Company sold two short term investments prior to their maturity. The net carrying amount and net realized gain on the date of sale was $ 707,397 and $ 7,567, respectively. Management sold these securities prior to their maturity due to additional cash flow requirements encountered after the short term investments were purchased.

4.	PROPERTY AND EQUIPMENT, net

		2006	2005

	Computer equipment	$76,854	$57,676
	Computer software	15,394	11,783
	Furniture and fixtures	42,612	46,059
	Leasehold improvements	49,093	43,730
	Equipment	351,934	222,424
	Equipment under capital lease obligation	34,650	34,650

		570,537	416,322
	Accumulated depreciation and amortization	(238,097)	(64,884)

		$332,440	$351,438

The accumulated amortization on equipment under capital lease obligation as at December 31, 2006 and 2005 was $ 13,445 and $ 1,925, respectively.

5.	LICENSE COSTS, net	2006	2005

	Cost	$50,603	$50,603
	Accumulated amortization	(34,304)	(26,610)

		$16,299	$23,993

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	LICENSE COSTS, net

On September 22, 1999 the Company entered into a license agreement with the University of British Columbia (“UBC”).  The license grants the Company exclusive worldwide rights to research, develop and commercially exploit certain patented technologies, which remain the property of UBC.  The licensed technology relates to therapeutics for a variety of human diseases.

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

- Minimum annual royalty payments are to be made as follows:

- Cdn$ 25,000 one year from product approval

- Cdn$ 50,000 two years from product approval

- Cdn$ 75,000 three years from product approval

- Cdn$ 100,000 fours years from product approval

- Cdn$ 150,000 five years from product approval

As at December 31, 2006, the Company had not achieved any milestones and had not paid or accrued any milestone or royalty payments.

6.	AMOUNT DUE FROM AFFILIATE

The amount due from affiliate does not bear interest and has no fixed terms of repayment.

	2006	2005
Globe Laboratories Inc., a Canadian corporation (“Globe”) controlled by Dr. Hassan Salari, the Company’s former Chief Executive Officer	$253,263	$91,783

See Note 10 and Note 15

7.	CAPITAL LEASE OBLIGATION

The Company entered into a capital lease agreement with a third party during 2005 to lease equipment.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	CAPITAL LEASE OBLIGATION

The Company has the following future minimum lease payments under the terms of the lease in each of the fiscal years ending December 31:

2007	13,386
2008	8,934

Total minimum lease payments	22,320
Amount representing interest at 6.5%	(1,206)

Balance of the obligation	21,114
Less: Current portion due within one year	(12,392)

$8,722

8.	CAPITAL STOCK

Common stock

During the period from inception to December 31, 2006 the Company issued 42,183,748 shares of common stock for total consideration of $ 32,881,145 net of offering costs of $ 3,647,039.

During the year ended December 31, 2006 the Company issued an aggregate 8,286,542 shares of common stock at $ 0.85 to $ 0.91 per share, for cash consideration of $ 7,489,823 before offering costs of $ 471,564.

During the year ended December 31, 2006, all 2,000,000 shares of preferred stock were converted to 2,000,000 shares of common stock on a 1 for 1 basis.  The Company incurred costs of $237,600 to facilitate the conversion of the preferred stock.  Total costs paid in connection of the conversion are included in general and administrative expenses reported on the consolidated statements of operations.

During the year ended December 31, 2005, the Company issued an aggregate 2,554,000 shares of common stock at $ 0.79 to $ 0.86 per share, for cash consideration of $ 2,023,872, before offering costs of $ 278,023.

  Warrants

During the year ended December 31, 2006, the Company issued stock purchase warrants exercisable into 350,000 shares of common stock at $ 1.07 per share with an expiration date of March 22, 2008. The stock purchase warrants were issued as partial consideration for agents’ fee.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $ 45,336.  This amount was charged to capital stock as an offering cost.

During the year ended December 31, 2006, stock purchase warrants were exercised for 1,762,844 shares of common stock at $ 0.85 to $ 0.90 per share.

During the year ended December 31, 2006, stock purchase warrants for the issuance of 2,114,665 shares of common stock at $0.86 to $1.25 per share expired unexercised.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8.	CAPITAL STOCK – (continued)

During the year ended December 31, 2005, the Company issued stock purchase warrants exercisable into 192,000 shares of common stock at $ 0.86 per share with an expiration date of June 30, 2006 and issued stock purchase warrants exercisable into 50,000 shares of common stock at $ 0.80 per share with an expiration date of June 27, 2007.  The stock purchase warrants were issued as partial consideration for agents’ fee and as consideration for consulting services, respectively.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $ 64,340.  This amount was charged to capital stock as an offering cost.

During the year ended December 31, 2005, stock purchase warrants were exercised for 102,000 shares of common stock at $ 0.86 per share.

During the year ended December 31, 2005, stock purchase warrants for the issuance of 283,650 shares of common stock at $ 1.25 to $ 2.25 per share expired unexercised.

The following table summarizes information regarding stock purchase warrants outstanding at December 31, 2006:

	Number
	outstanding
Exercise	and	Expiry
price	exercisable	dates

$0.80	50,000	June 2007
0.86 (Cdn$ 1.00)	500,000	December 2007
1.07 (Cdn$ 1.25)	350,000	March 2008
1.25	1,296,000	June 2007 to November 2007
1.35	169,100	July 2007 to November 2007
1.50	56,000	June 2007 to November 2007

	2,421,100

Common stock reserved for future issuances

Common stock reserved for future issuances as of December 31, 2006 is as follows:

Outstanding stock options	2,547,000
Stock options available for grant	1,951,416
Outstanding stock purchase warrants	2,421,100

6,919,516

9.	STOCK-BASED COMPENSATION

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

The Company has a stock option plan under which options to purchase common stock of the Company may be granted to employees, directors and consultants.  Stock options entitle the holder to purchase common stock at an exercise price determined by the Board of Directors at the time of the grant.  Options vest 4% at the time of grant and then at 4% per month for 24 months, at which time the options are fully vested.  Options generally expire 5 years from the date of grant.

The maximum number of shares of common stock authorized by the stockholders, reserved, remaining and available for issuance by the Board of Directors is 4,498,416.  The compensation cost that has been charged against income for the year ended December 31, 2006 for this plan was $ 184,085, which would be classified as research and development or general and administrative expense based on the classification of cash compensation paid to the same employees in the amounts of $3,728 and $180,357 respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the year ended December 31, 2006 and December 31, 2005:

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

9.	STOCK-BASED COMPENSATION - continued

A summary of the Company’s stock option activity for the year ended December 31, 2006 is presented in the following table:

	Shares under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, January 1, 2006	2,656,500	$0.92
Granted	555,000	0.99
Exercised	(52,000)	0.90
Cancelled	(612,500)	1.02
Outstanding, December 31, 2006	2,547,000	0.92	2.9	$0.0

Exercisable, December 31, 2006	2,138,840	$0.91	2.1	$0.0

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $ 0. 63 as of the last business day of the year ended December 31, 2006, which would have been received by the optionees had all options been exercised on that date. As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $ 78,427 which is expected to be recognized over a weighted average period of 1.2 years. During the year ended December 31, 2006, the total intrinsic value of stock options exercised was $ nil and the total fair value of options vested was $ 184,353.

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted average grant-date fair value

Nonvested at January 1, 2006	762,580	$ 0.26
Granted	555,000	0.26
Vested	(827,180)	0.22
Forfeited	(82,240)	0.43

Nonvested at December 31, 2006	408,160	0.29

Cash received from options exercised under the share-based payment arrangement for the year ended December 31, 2006 was $ 44,465. Since the Company has not realized any deferred tax benefits, no actual tax benefit was realized relating to the options exercised.

The Company issues shares of common stock upon exercise of stock options from authorized unissued stock.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, the Company paid $3,321,492 (2005 - $3,180,453) to Globe, a corporation controlled by Dr. Hassan Salari, the Company’s former Chief Executive Officer, for research activities performed on behalf of the Company under the terms of a development agreement.  Pursuant to the development agreement, the Company engaged Globe to perform certain research activities on the basis of operating cost plus a 2% margin.

The amount due to the Company from Globe as at December 31, 2006 (excluding any adjustments of costs pursuant to the termination of the development agreement outlined below) was $253,263 (2005 - $ 91,783). The Company terminated the development agreement with Globe effective on January 1, 2007.  (See Note 6 and Note 15.)

Upon notification by the Company that it intended to terminate the development agreement with Globe, the Company believes that adjustments to the operating costs charged by Globe to the Company were not properly reflected in the invoices submitted by Globe under the terms of the development agreement. These adjustments relate to scientific research and experimental development tax credits that Globe received during 2006 related to their 2005 tax year. The Company believes that the approximate amount of these adjustments that should have been included in the contracted operating costs charged by Globe is $850,000, of which $425,000 would be apportioned to the year ended December 31, 2006.

In addition, the Company believes that it will be entitled to an additional adjustment under the development agreement in 2007 as final costs under the development agreement are determined by Globe.  This additional adjustment relates to scientific research and experimental development tax credits that Globe will be eligible to claim during 2007 related to their 2006 tax year. The Company believes that the approximate maximum amount of this additional adjustment is $775,000.

In accordance with the termination agreement, Globe and the Company were due to settle these amounts within 60 days (See Note 15). As at December 31, 2006, the Company had not recorded any amounts expected to be received from Globe as the Company could not reliably estimate the actual amount that will be settled under the terms of the termination agreement, nor determine the probability of receiving any negotiated settlement amount.

During the year ended December 31, 2006, the Company paid board compensation to its non-executive directors totaling $ 77,500 (2005 - $ 71,750), which are included in general and administrative expense.

During the year ended December 31, 2006, the Company paid rent of $ 10,543 (2005 - $ 17,112) to Salari Enterprises Ltd., a corporation controlled by Dr. Hassan Salari, the Company’s former Chief Executive Officer. The tenancy was terminated on June 30, 2006.

During the year ended December 31, 2006, the Company paid consulting fees of $ 26,381 (2005 - $ nil) to a family member directly related to Dr. Hassan Salari, the Company’s former Chief Executive Officer and also to two companies controlled by a family member directly related to Dr. Hassan Salari for website administration and investor relations consulting.  The Company ceased using these consulting services in January 2007.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11.	INCOME TAXES

The provisions for income taxes are as follows:

	2006	2005

Current
Federal	$–	$–
State	–	–
Foreign	–	–
Total current	–	–

Deferred
Federal	(2,552,700)	(2,046,000)
State	–	–
Foreign	–	–
Total deferred	(2,552,700)	(2,046,000)

Change in valuation allowance	2,552,700	2,046,000

Total income tax expense	$–	$–

The following is a reconciliation of income taxes at the statutory United States federal income tax rates to the income taxes at the effective income tax rates. The Company is not subject to U.S. state income taxes.

	2006	2005

Provision (recovery) at United States federal income tax rate	$(2,552,700)	$(2,046,000)

Change in valuation allowance	2,552,700	2,046,000

Effective income taxes	$–	$–

Deferred income tax assets and liabilities are as follows:

	2006	2005

Assets
Capitalized research expense	$3,960,500	$2,518,200
Net operating loss carryforwards Other	4,034,300 101,000	3,173,000 –

	8,095,800	5,691,200
Valuation allowance	(8,095,800)	(5,691,200)

Net deferred income taxes	$-	$-

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11.	INCOME TAXES - continued

As of December 31, 2006 the Company had federal net operating loss carryforwards of approximately $ 11,865,500 and Canadian non-capital loss carryforwards of approximately $ 12,800.  The federal net operating loss carryforwards will expire at various dates beginning in 2018, if not utilized beforehand.  The Canadian non-capital loss carryforwards will expire at various dates beginning 2015, if not utilized beforehand.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of net operating losses before utilization.

12.	COMMITMENTS

Contractual agreements

The Company has entered into various research and development agreements with non-affiliated third parties to perform research and development services on its behalf.  As at December 31, 2006, the Company is committed to pay $ 860,305 in respect of contractual agreements in the next twelve months based on invoices submitted as services are provided in accordance with the contractual agreements.

Lease agreements

The Company leases office premises and a vehicle under operating leases which expire at various dates ending December 28, 2008.  Included in these commitments is one agreement entered into with Salari Enterprises Ltd., a corporation controlled by Dr. Hassan Salari, the Company’s former Chief Executive Officer, which was terminated on June 30, 2006 (see Note 10).  The Company is obligated to make the following minimum lease payments under its operating leases in each of the fiscal years ending December 31:

2007	$95,793
2008	59,169

$154,962

During the year ended December 31, 2006, the Company incurred rent expense due to operating leases of $115,880 (2005 $84,270), which is included in general and administrative expense in the consolidated statement of operations.

License agreement

On April 12, 2006, the Company entered into an agreement with Pharmaceutical Product Development, Inc. (“PPDI”) to re-acquire licensing rights to its drug candidate CTCE-0214 that had previously been granted to PPDI in April 2003.

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

-

50 percent of the first net sales of CTCE-0214 up to $ 1,000,000

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

12.	COMMITMENTS – (continued)

As at December 31, 2006, the Company had not achieved any milestones and had not paid or accrued any milestone payments.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company conducted non-cash activities as follows:

	2006	2005

Financing activities
Capital lease obligation	$-	$34,650
Agent’s fees settled with warrants	45,336	63,341
Warrants issued for agent’s fees and recognized as offering costs	(45,336)	(63,341)

Investing activities
Purchase of equipment	-	(34,650)

	$-	$-

14.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short term investments, amounts receivable, amount due from affiliate, accounts payable and accrued liabilities and capital lease obligation.

Fair value

The fair value of cash and cash equivalents, amounts receivable and accounts payable and accrued liabilities approximates their carrying values due to their short terms to maturity.  The fair value of short term investments is determined using quoted market prices for those securities or similar financial instruments.

The fair value of the capital lease obligation approximates the carrying amount as the capital lease obligation bears a fair market rate of interest.

The fair value of the amount due from affiliate is not readily determinable as the amount is due from a related party.  The amount is carried at the amount of consideration required to discharge the obligation on a current basis.

Credit risk

Cash and cash equivalents, short term investments, amounts receivable and amount due from affiliate expose the Company to credit risk.  The Company minimizes its exposure to credit risk by transacting with parties that are believed to be creditworthy.  The maximum potential loss on these financial instruments is equal to the carrying amounts of those items.

The Company has cash in excess of the Cdn$ 100,000 insured amount as established by the Canada Deposit Insurance Corporation.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

15.	SUBSEQUENT EVENTS

(i)

In January 2007, the Company issued 300,000 stock options to management employees with an exercise price of Cdn$ 0.78 per share.

(ii)

On January 1, 2007, CTBCC and Globe entered into an agreement wherein Globe agreed to sell certain assets (consisting mainly of laboratory equipment and leasehold improvements) to CTBCC for consideration of Cdn$ 375,935 based on the fair market value of these assets as determined by an independent appraisal, and to cease all future research and development services by Globe to the Company.

Pursuant to the agreement, the purchase price of Cdn$ 375,935 was payable by issuing a non-interest bearing promissory note of Cdn$ 125,312, due January 10, 2007 and an interest bearing promissory note of Cdn$ 250,623, bearing interest at 5% due on the earlier of June 30, 2007 or 3 business days after the Company completes a material financing.  On January 10, 2007, CTBCC settled the non-interest bearing promissory note of Cdn$ 125,312.

The Company did not incur any early termination obligations by terminating its research agreement with Globe. CTBCC and Globe also entered into an agreement which provided for Globe’s assignment of a partial sublease in respect of approximately 5,400 square feet of laboratory space located at the University of British Columbia to CTBCC. The Company is obligated to make minimum lease payments under the assigned sublease of $132,805 and $78,145 during the years ended December 31, 2007 and 2008, respectively.

As of January 1, 2007, in accordance with the terms of the agreement between the Company, CTBCC and Globe, CTBCC has hired the majority of the former employees of Globe.

In accordance with the termination agreement, Globe and the Company were due to settle certain amounts within 60 days (See Note 10). As at March 31, 2007, the Company was still in negotiations with Globe related to the final determination of costs and the settlement of these amounts, along with the settlement of the receivable due from Globe (expected to be offset against the promissory note payable to Globe due to the acquisition of Globe’s assets on January 1, 2007).

(iii)

In March 2007, C. Richard Piazza was appointed as the Chief Executive Officer of the Company and Dr. Hassan Salari assumed the position of President and Chief Scientific Officer.

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

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  U.S. GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between U.S. GAAP and Canadian GAAP are as follows:

Consolidated statement of operations

2006	2005

Net loss under U.S. GAAP	$(7,507,866)	$(6,020,166)
Stock-based compensation intrinsic value basis (i)	-	289,533
Stock-based compensation fair value basis under U.S. GAAP (i)	184,085	-
Stock-based compensation fair value basis under Canadian GAAP (i)	(184,445)	(462,321)

Net loss under Canadian GAAP	$(7,508,226)	$(6,192,954)

Net loss per share under Canadian GAAP	$(0.19)	$(0.20)

(i)	Stock-based compensation

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

16.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES – (continued)

(iv)	Foreign currency translation

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2007.

CHEMOKINE THERAPEUTICS CORP.

/s/ C. Richard Piazza

C. Richard Piazza

Chief Executive Officer

/s/ Bashir Jaffer

Bashir Jaffer

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. Richard Piazza	Chief Executive Officer	April 16, 2007
C. Richard Piazza	and Chairman of the Board

/s/ Hassan Salari	Director	April 16, 2007
Hassan Salari

/s/ Matthias C. Kurth	Director	April 16, 2007
Matthias C. Kurth

/s/ Michael Evans	Director	April 16, 2007
Michael Evans

/s/ John Osth	Director	April 16, 2007
John Osth

/s/ Mohammad Azab	Director	April 16, 2007
Mohammad Azab

EXHIBITS

Exhibit Number		Exhibit Description
3.1 (1)	—	Certificate of Incorporation
3.2	—	Amendment to Certificate of Incorporation
3.3 (1)	—	Bylaws
3.4 (6)	—	Amendment to Bylaws
10.1 (1)	—	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999
10.2 (1)	—	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.
10.3 (1)	—	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari
10.4 (1)	—	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz
10.7 (2)	—	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004
10.8 (2)	—	Amendment to Employment Agreement dated with Dr. Hassan between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari
10.9 (3)	—	Lease Agreement dated January 1, 2003, between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.
10.12 (2)	—	The 2004 Stock Option Plan
10.13 (5)	—	Amended Employment Agreement dated March 10, 2005, between Dr. Hassan Salari and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.
10.15 (6)	—	Preferred Stock and License Restructuring Agreement dated April 12, 2006, between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp.
10.06 (6)	—	Letter agreement dated April 12, 2005, by and between the University of British Columbia and Chemokine Therapeutics Corp.
10.17 (7)	—	Executive Services Agreement dated June 28, 2006, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Guy Ely, N.D. Life Sciences Corp.
10.18 (8)	—	Termination of the amended employment agreement between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (BC) Corp. and David Karp
10.19(9)	—	Purchase Agreement by and among Chemokine Therapeutics Corp., Chemokine Therapeutics (B.C.) Corp. and Globe Laboratories Inc. dated January 1, 2007
10.20(9)	—	Sub-Lease by and between Discovery Parks Trust and Globe Laboratories Inc. dated June 23, 2000
10.21(9)	—	Extension and Amendment of Sub-Lease by and between Discovery Parks Trust and Globe Laboratories Inc. dated December 13, 2006
10.22(9)	—	Partial Assignment of Sub-Lease from Globe Laboratories Inc. to Chemokine Therapeutics (B.C.) Corp. dated January 1, 2007
10.23	—	Sub-Lease Agreement dated May 6, 2005
10.24	—	Form of Indemnification Agreement
10.25	—	Employment Agreement dated November 16, 2006, between Bashir Jaffer and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.
10.26	—	Employment Agreement dated March 1, 2007, between Guy Ely and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.
21.1	—	List of Subsidiaries of Chemokine Therapeutics Corp.
23.1	—	Consent of M.D. Sassi Company, Independent Registered Public Accounting Firm.

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registration Statement on Form SB-2 (Reg. No. 333-117858) on August 2, 2004.

(2)

Incorporated by reference to the exhibit filed with Amendment No. 1 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on October 20, 2004.

(3)

Incorporated by reference to the exhibit filed with Amendment No. 2 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on November 26, 2004.

(4)

Incorporated by reference to the exhibit filed with Amendment No. 3 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on December 17, 2004.

(5)

Incorporated by reference to the exhibit filed with Form 10-KSB on March 15, 2005.

(6)

Incorporated by reference to the exhibit filed with Form SB-2/A (Reg. No. 333-133476) on April 24, 2006.

(7)

Incorporated by reference to the exhibit filed with Form 10-QSB on August 10, 2006.

(8)

Incorporated by reference to the exhibit filed with Form 10-QSB on November 14, 2006.

(9)

Incorporated by reference to the exhibit filed with the Form 8-K on January 8, 2007.