Form 10QSB
period 2007-03-31
CHEMOKINE THERAPEUTICS CORP
filed 2007-05-15
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒

As of May 1, 2007, there were 42,183,748shares of the issuer’s common stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

Click here for printer-friendly PDF version.

CHEMOKINE THERAPEUTICS CORP.

MARCH 31, 2007, QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1.

FINANCIAL STATEMENTS

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,570,975	$4,446,668
Short-term investments	992,437	1,642,308
Amounts receivable	67,540	60,366
Amount due from affiliate (Note 5)	263,929	–
Prepaid expense and deposits	87,436	103,816

TOTAL CURRENT ASSETS	4,982,317	6,253,158

AMOUNT DUE FROM AFFILIATE (Note 5)	–	253,263

PROPERTY AND EQUIPMENT, net	612,395	332,440

LICENSE COSTS, net	14,375	16,299

	$5,609,087	$6,855,160

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$492,021	$377,915
Promissory note payable to affiliate (Note 5)	219,778	-
Current portion of capital lease obligation	12,710	12,392

TOTAL CURRENT LIABILITIES	724,509	390,307

CAPITAL LEASE OBLIGATION	5,549	8,722

	730,058	399,029

COMMITMENTS (Note 6)

STOCKHOLDERS’ EQUITY

PREFERRED STOCK
Authorized – 6,000,000 shares; par value $ 0.001 per share
Issued and outstanding shares: March 31, 2007 and December 31, 2006 – Nil	-	-

COMMON STOCK (Note 3)
Authorized – 100,000,000 shares; par value $ 0.001 per share
Issued and outstanding shares: March 31, 2007 and December 31, 2006 – 42,183,748	42,184	42,184

ADDITIONAL PAID-IN CAPITAL	30,992,194	30,957,359

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(26,155,349)	(24,543,412)

	4,879,029	6,456,131

	$5,609,087	$6,855,160

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

			Cumulative from inception on
			July 15,
	Three months ended March 31,		1998 to March 31,
	2007	2006	2007

REVENUE	$-	$–	$275,000

EXPENSES
Research and development	715,246	1,421,008	15,310,971
General and administrative	862,805	630,705	11,116,401
Stock-based compensation	34,835	34,647	592,954
Amortization of license	1,923	1,924	36,227
Depreciation & amortization of property and equipment	74,561	35,733	420,652

	1,689,370	2,124,017	27,477,205

OTHER INCOME
Foreign exchange gain (loss)	20,861	(35,571)	387,806
Interest income	56,572	49,201	659,050

	77,433	13,630	1,046,856

NET LOSS	$(1,611,937)	$(2,110,387)	$(26,155,349)

NET LOSS PER COMMON SHARE
FOR THE PERIOD - BASIC AND DILUTED	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	42,183,748	33,055,733

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2006 and March 31, 2007

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

See next page

See accompanying notes to the interim consolidated financial statements

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2006 and March 31, 2007

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

See next page

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2006 and March 31, 2007

 (Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$-	$-	$1,660,697
Conversion of warrants to common shares	102,000	102	-	-	85,050	-	-	-	85,152
Issuance of common stock	52,000	52	-	-	(52)	-	-	-	-
Issuance of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Issuance of warrants for offering costs	-	-	-	-	14,888	-	-	-	14,888
Stock-based compensation	-	-	-	-	289,533	-	-	-	289,533
Net loss	-	-	-	-	-	-	-	(6,020,166)	(6,020,166)

Balances at December 31, 2006	31,897,206	31,897	2,000,000	2,000	23,717,965	-	-	(17,035,546)	6,716,316
Issuance of common stock net of offering costs of $ 426,228	6,471,698	6,472	-	-	5,408,860	-	-	-	5,415,332
Conversion of preferred stock to common stock	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-	-
Conversion of warrants to common shares	1,762,844	1,763	-	-	1,556,700	-	-	-	1,558,463
Issuance of common stock for options exercised	52,000	52	-	-	44,413	-	-	-	44,465
Issuance of warrants for agent’s fee	-	-	-	-	45,336	-	-	-	45,336
Stock-based compensation	-	-	-	-	184,085	-	-	-	184,085
Net loss	-	-	-	-	-	-	-	(7,507,866)	(7,507,866)

Balances at December 31, 2006	42,183,748	42,184	-	-	30,957,359	-	-	(24,543,412)	6,456,131

Stock-based compensation	-	-	-	-	34,835	-	-	-	34,835
Net loss	-	-	-	-	-	-	-	(1,611,937)	(1,611,937)

Balances at March 31, 2007	42,183,748	$42,184	-	$-	$30,992,194	$-	$-	$(26,155,349)	$4,879,029

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

 (Unaudited)

			Cumulative from inception on July 15,
	Three months ended		1998 to
	March 31,		March 31,
	2007	2006	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,611,937)	$(2,110,387)	$(26,155,349)
Adjustments to reconcile net cash
provided (used) by operating activities
Depreciation and amortization	76,484	37,657	456,879
Common shares issued for consulting services	–	–	1,033,669
Warrants issued for consulting services	–	–	404,842
Options issued for consulting services	–	–	87,968
Stock-based compensation	34,835	34,647	592,954
Decrease (increase) in
Amounts receivable	(7,174)	(13,036)	(67,540)
Prepaid expense and deposits	16,380	35,256	(87,436)
Increase (decrease) in
Accounts payable and accrued liabilities	114,106	117,357	492,021

Cash provided (used) by operating activities	(1,377,306)	(1,898,506)	(23,241,992)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	–	6,815,667	31,647,476
Stock issued for settlement of debt	–	–	200,000
Offering costs	–	(402,088)	(2,974,596)
Net advances (to) from affiliates	(10,666)	525,244	(217,111)
Promissory note payable to affiliate	219,778	–	219,778
Capital lease payments	(2,855)	(2,970)	(16,391)

Cash provided (used) by financing activities	206,257	6,935,853	28,859,156

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	–	–	(4,754)
Purchase of short-term investments	(928,083)	(5,717,078)	(17,299,691)
Redemption of short-term investments	1,577,955	–	16,307,256
Payment under license agreement	–	–	(50,603)
Purchase of property and equipment	(354,516)	(78,620)	(998,397)

Cash provided (used) by investing activities	295,356	(5,795,698)	(2,046,189)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	(875,693)	(758,351)	3,570,975

CASH AND CASH EQUIVALENTS, beginning of period	4,446,668	3,719,163	–

CASH AND CASH EQUIVALENTS, end of period	$3,570,975	$2,960,812	$3,570,975

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2007

 (Unaudited)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999, the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of March 31, 2007, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development.  At March 31, 2007, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to March 31, 2007 of $ 26,155,349.

The Company is subject to all of the risks inherent in an early stage business operating in the biotechnology industry.  These risks include, but are not limited to, a limited operating history, limited management resources, and the challenges of bringing a drug through development to approval for sale.  Management believes that the current working capital will be sufficient to fund the Company’s operations through January 31, 2008.  The Company also intends to seek additional financing from external sources through the sale of shares.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC on April 16, 2007.

The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (including of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows.  All significant intercompany accounts and transactions have been eliminated.  Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or future operating periods.  Significant accounting policies utilized in the preparation of the unaudited interim consolidated financial statements are summarized below:

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

Income taxes

Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse.  A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized

On January 1, 2007, the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions.

The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company does not have any net liabilities recorded related to unrecognized tax benefits at March 31, 2007 and January 1, 2007. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at March 31, 2007, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

The Company conducts business in the U.S. and Canada and, as a result, the Company and its subsidiary file income tax returns in U.S. Federal, state, and Canadian jurisdictions.  In the normal course of business the Company and its subsidiary are subject to examination by tax authorities in these jurisdictions.  For U.S. Federal, state and Canadian tax returns, open tax years subject to examination generally include the years 2003 to present.

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

Recent accounting pronouncements

On January 1, 2007, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  Upon the adoption of SAB No. 108, there was no effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which seeks to improve financial reporting by providing entities with an option to minimize volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is permitted provided the Company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.  The Company will adopt these new requirements in its first fiscal quarter of 2008.  The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS No. 159, or if it will adopt the requirements prior to the first fiscal quarter of 2008.

3.	CAPITAL STOCK

Common stock

During the three month period ended March 31, 2007, there were no shares of common stock issued.

Warrants

During the three month period ended March 31, 2007, there were no warrants issued or exercised.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3.	CAPITAL STOCK - continued

Common stock reserved for future issuances

Common stock reserved for future issuances as of March 31, 2007 is as follows:

Outstanding stock options	2,847,000
Stock options available for grant	1,651,416
Outstanding stock purchase warrants	2,421,100

6,919,516

4.	STOCK-BASED COMPENSATION

As discussed in note 2, “Basis of Presentation and Significant Accounting Policies”, effective January 1, 2006 the Company adopted the fair value recognition provisions for stock-based awards granted to employees using the modified-prospective transition method provided by SFAS No. 123R.

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

The maximum number of shares of common stock authorized by the stockholders, reserved, remaining and available for issuance by the Board of Directors is 4,498,416.  The compensation cost that has been charged against income for the three month period ended March 31, 2007 for this plan was $ 34,835, which would be classified as research and development or general and administrative expense based on the classification of cash compensation paid to the same employees in the amounts of $ 771 and $ 34,064 respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the three months ended March 31, 2007 and March 31, 2006:

	Three months ended
	March 31,
	2007	2006

Expected term (in years)	5	5
Expected volatility	57%	16%
Risk-free interest rate	4.65%	4.62%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$ 0.35	$ 0.25

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  For 2007, expected volatility is based on historical volatility of the Company’s stock.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.  The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

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

A summary of the Company’s stock option activity for the three months ended March 31, 2007 is presented in the following table:

	Shares under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, January 1, 2007	2,547,000	$0.92
Granted	300,000	0.68
Outstanding, March 31, 2007	2,847,000	$0.90	3.7	$0.0

Exercisable, March 31, 2007	2,290,000	$0.91	2.6	$0.0

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.77 as of the last business day of the period ended March 31, 2007, which would have been received by the optionees had all options been exercised on that date.  As of March 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $ 118,318 which is expected to be recognized over a weighted average period of 1.4 years.  During the three months ended March 31, 2007, the total intrinsic value of stock options exercised was $ nil and the total fair value of options vested was $ 67,824.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	STOCK-BASED COMPENSATION - continued

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the period ended March 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted average grant-date fair value

Nonvested at January 1, 2007	408,160	$0.29
Granted	300,000	0.35
Vested	(151,160)	0.45
Forfeited	-	-

Nonvested at March 31, 2007	557,000	$0.31

The Company issues shares of common stock upon exercise of stock options from authorized unissued stock.

5.	RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2007, the Company paid $ nil (2006 - $1,082,664) to Globe Laboratories Inc. (“Globe”), a corporation controlled by Dr. Hassan Salari, the Company’s former Chief Executive Officer, for research activities performed on behalf of the Company under the terms of a development agreement.  Pursuant to the development agreement, the Company engaged Globe to perform certain research activities on the basis of operating cost plus a 2% margin.

The amount due from affiliate, Globe, as at March 31, 2007 (excluding any adjustments of costs pursuant to the termination of the development agreement outlined below) was $263,829 (2006 - $ nil).

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

In accordance with the termination agreement, Globe and the Company were due to settle these amounts within 60 days.  As at March 31, 2007 the Company had not recorded any amounts expected to be received from Globe as the Company could not reliably estimate the actual amount that will be settled under the terms of the termination agreement, nor determine the probability of receiving any negotiated settlement amount.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	RELATED PARTY TRANSACTIONS - continued

The promissory note payable, in the amount of $CDN 250,623 plus interest, due to Globe is part of an asset purchase agreement whereby the Company acquired property and equipment from Globe at fair market value.  The promissory note payable bears interest at 5% per annum calculated monthly and is due on June 30, 2007.

During the three month period ended March 31, 2007, the Company paid board compensation to its non-executive directors totaling $ 49,000 (2006 - $ 52,000), which are included in general and administrative expense.

During the three month period ended March 31, 2007, the Company paid consulting fees of $ 2,209 (2006 - $ nil) to a company controlled by a family member directly related to Dr. Hassan Salari, the Company’s former Chief Executive Officer, for website administration.  The Company ceased using these consulting services in January 2007.

6.	COMMITMENTS

Contractual agreements

The Company has entered into various research and development agreements with non-affiliated third parties to perform research and development services on its behalf.  As at March 31, 2007, the Company is committed to pay $ 606,989 in the next nine months, in respect of contractual agreements based on invoices submitted as services provided in accordance with the contractual agreements.

Lease agreements

The Company leases office premises and a vehicle under operating leases which expire at various dates ending December 28, 2008.  The Company is obligated to make the following minimum lease payments under its operating leases in each of the fiscal years ending December 31:

2007	$180,000
2008	140,700

$320,700

During the three month period ended March 31, 2007, the Company incurred rent expense due to operating leases of $ 21,440 (2006 - $ 36,063), which is included in general and administrative expense in the consolidated statement of operations.

7.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  U.S. GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between U.S. GAAP and Canadian GAAP are as follows:

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Consolidated statement of operations

	Three months ended
	March 31,
	2007	2006
		(pro forma)
Net loss under U.S. GAAP	$(1,611,937)	$(2,110,387)
Stock-based compensation intrinsic value basis (i)	–	–
Stock-based compensation fair value basis under U.S. GAAP (i)	34,835	34,647
Stock-based compensation fair value basis under Canadian GAAP (i)	(34,551)	(35,033)

Net loss under Canadian GAAP	$(1,611,653)	$(2,110,773)

Loss per share under Canadian GAAP	$(0.04)	$(0.06)

(i)	Stock-based compensation

On January 1, 2004. the Company retroactively adopted the revised provisions of the Canadian Institute of Chartered Accountants’ Handbook Section 3870 “Stock-based Compensation and Other Stock-based Payments” (“Section 3870”).  Section 3870, as revised, requires stock-based compensation be charged to expense based on estimated fair value.  The fair value of stock-based compensation is determined, under 3870, the same way as under SFAS No. 123 before January 1, 2006.  The adoption of this revised standard impacts net loss reported under Canadian GAAP and otherwise has no impact on stockholders’ equity or net cash used in operations before the adoption of SFAS No. 123R.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and in this Quarterly Report on Form 10-QSB. Also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-QSB.

All references to “$” or “dollars” in this discussion and analysis are to U.S. dollars unless otherwise noted.

Overview

We are a development stage biotechnology company with a focus on the discovery and development of peptide-based drugs for human diseases. In particular, we focus on the area of chemokines, small proteins that regulate a large number of physiological functions mainly in relation to the immune system. We are at various stages in research and development of five drug candidates.  Two of our drug candidates are in human clinical trials. These two lead drug candidates, CTCE-9908 and CTCE-0214, are being investigated for the prevention of metastasis of cancer and for hematological support, respectively. Our other three drug candidates are in preclinical development in the areas of neovascularization (CTCE-0324), wound healing (CTCE-0422), and stroke prevention (CTCE-0501). In addition, we maintain drug discovery programs to identify potential new drug candidates.

Limited Operating History

We have incurred significant losses since our inception in July 1998. As of March 31, 2007, our accumulated deficit was approximately $26.1 million. We recognized net losses of $7,507,866 and $6,020,166 in 2006 and 2005, respectively, and approximately $1.6 million for the three months ended March 31, 2007.  We expect to continue to incur net losses in the near term as we fund clinical trials and until such time as product sales or royalty payments, or both, generate sufficient revenues to fund continuing operations. We expect to continue incurring annual losses in the process of further developing our products.

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

Effective January 1, 2007, we acquired certain assets of Globe Laboratories, consisting mainly of laboratory equipment and leasehold improvements, through our wholly-owned subsidiary Chemokine Therapeutics (B.C.) Corp., or CTBCC, for consideration of C$375,935 reflecting the fair market value of these assets as determined by an independent appraisal. We no longer use Globe Laboratories for research and development services. We did not incur any early termination obligations by terminating our agreement with Globe Laboratories. CTBCC and Globe Laboratories also entered into a definitive agreement which provided for the assignment to CTBCC of a partial sublease by Globe Laboratories in respect of approximately 5,400 square feet of laboratory space located at the University of British Columbia. In accordance with the terms of the agreement, the majority of the former employees of Globe Laboratories have been hired by CTBCC. The purchase of the assets of Globe Laboratories and the acquisition of their key staff will allow us to have direct control and management of our research and development activities.

Through our location on the campus of the University of British Columbia and our affiliation with the University of British Columbia, we have access to a wide range of equipment and scientific facilities, such as the University of British Columbia’s animal facility. This allows us to minimize costs while maintaining quality. We sub-lease 3,600 square feet of office space as well as the above-mentioned 5,400 square feet of laboratory space at the University of British Columbia.

Our research and development activities are primarily focused on the clinical trials of CTCE-9908, a drug candidate for the prevention of metastasis of cancer, and CTCE-0214, a drug candidate for hematological support. We are responsible for all costs incurred in the research and development program of these two lead drug candidates. Our research and development activities also include three other drug candidates that we intend to test in animal models of peripheral arterial disease, wound healing and stroke prevention. We expect our research and development expenses to increase as we continue to work on our drug candidates and to expand our research and development programs. Over the next twelve months, our product research and development plan is summarized as follows:

•

complete the current Phase I/II clinical trial of CTCE-9908 in Canada;

•

file an IND and a CTA for a randomized Phase II clinical trial(s) for CTCE-9908;

•

commence a Phase II clinical trial using CTCE-9908 for prostate cancer in the United States and Canada;

•

commence a Phase II clinical trial using CTCE-9908 for ovarian cancer in the United States and Canada;

•

prepare continued clinical development of CTCE-0214 for neutrophil and stem cell mobilization;

•

complete candidate selection for CTCE-0324; and

•

continue pre-clinical testing of CTCE-0422 and CTCE-0501, additional peptides for wound healing and stroke prevention.

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

Strategic Relationship and Partnering Strategy

We plan to enter into partnership agreements for our products by the end of Phase II clinical trials or earlier. Due to the significant costs involved in conducting Phase III or Phase IV clinical trials, we intend to enter into agreements with larger biotechnology and pharmaceutical companies to co-develop our products through Phase III and Phase IV of clinical trials, thereby sharing the costs.  As our focus is on the discovery and development of drug candidates, we intend to license the marketing rights of the products to companies with existing infrastructure for the marketing of pharmaceutical drugs. In addition, we will rely on third-party manufacturers with manufacturing capabilities to produce sufficient quantities of these products for clinical studies and large-scale commercialization upon their approval.

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

Capital Expenditures

We intend to acquire laboratory equipment over the next three years at an estimated cost of $520,000.  This amount includes approximately $355,000 paid for the acquisition of laboratory equipment and leasehold improvements purchased from Globe Laboratories in January 2007.

Foreign Exchange

We use the U.S. dollar as our functional currency, and present the consolidated financial statements in U.S. dollars using the current rate method. Under the current rate method, all assets and liabilities are translated using the exchange rate at the balance sheet date and translates revenues, expenses, gains and losses at the weighted average rates of exchange for the respective periods.  Before consolidation the financial statements of CTBCC are remeasured from its local currency of Canadian dollars to its functional currency of U.S. dollars at the end of each reporting period.  Monetary items of CTBCC’s financial statements are remeasured by applying the current exchange rate and non-monetary items are remeasured by applying historical exchange rates. We include the resulting exchange gain or loss in foreign currency upon remeasurement in the foreign exchange gain or loss account in the consolidated statement of operations.

Fluctuations in the relative values of the Canadian and U.S dollars can affect the reported value of Canadian dollar denominated assets and liabilities on our balance sheet.  A strengthening (weakening) Canadian dollar in relation to the U.S. dollar results in higher (lower) reported values for our Canadian dollar denominated assets and liabilities.

Critical Accounting Policy

Our discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  Differences between U.S. and Canadian GAAP are presented in Note 7 to our quarterly financial statements.  The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  We review our estimates on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  While our significant accounting policies are described in Note 2 to our quarterly financial statements, we believe the following accounting policy to be critical.

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

As of March 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $118,318, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Results of Operations

Three Months Ended March 31, 2007, and 2006

Revenues.

We had no revenues in the three months ended March 31, 2007 and in the three months ended March 31, 2006.

Research and development.

Research and development expenses were $715,246 during the three months ended March 31, 2007, a decrease of $705,762 from the $1,421,008 for the three months ended March 31, 2006.  The decrease in research and development expenses in the current period was primarily attributable to a reduction of spending on our early stage compounds, while continuing efforts with our compound CTCE-9908. Research and development expenses include contract research, manufacturing, laboratory supplies, and staff salaries.

We recorded direct costs for CTCE-9908 of approximately $395,600 for the three months ended March 31, 2007, which included preparatory and clinical trial costs of the Phase I/II clinical trial currently underway, and related manufacturing of compound.  This compares to approximately $591,100 for the three months ended March 31, 2006. The decrease in direct costs for CTCE-9908 in the current period was primarily attributed to clinical trial startup costs, production of drug supplies, and supportive and analytical work that was incurred in the comparative quarter in 2006.

Direct costs for CTCE-0214 were approximately $182,400 for the three months ended March 31, 2007 compared to $611,600 for the three months ended March 31, 2006.  The decrease in CTCE-0214 direct costs in the current period reflects a reduction of spending on preclinical studies in keeping with a progression to a clinical phase of development.

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

General and administrative.

General and administrative expenses for the three months ended March 31, 2007 were $862,805, compared to $630,705 for the three months ended March 31, 2006.  The increase of $232,100 was in respect of increased legal, professional, patent, and audit fees incurred.

Interest income.

Interest income was $56,572 for the three months ended March 31, 2007 compared with $49,201 for the three months ended March 31, 2006.

Net loss.

We incurred a net loss of $1,611,937 ($0.04 per share) for the three months ended March 31, 2007 compared to $2,110,387 ($0.06 per share) for the three months ended March 31, 2006. The decrease in our net loss was principally caused by the decrease in research and development expenditures as described above.

Liquidity and Capital Resources

Since our inception, we have financed substantially all of our operations through the private and public offerings of equity securities. We have received a total of $28.6 million from private offerings of our equity securities. In December 2004, we completed the initial public offering of shares of our common stock and raised approximately $13.3 million (C$16 million). In January 2005, the agents in our initial public offering exercised their over-allotment option which resulted in additional gross proceeds to us of approximately $1.9 million (C$2.4 million). In March 2006, we issued 6,471,698 shares of common stock in a private placement transaction for gross proceeds of approximately $5.9 million (C$6.9 million) and net proceeds after offering costs of approximately $5.4 million.

At March 31, 2007, we had approximately $4.5 million in cash and cash equivalents and short term investments on hand, compared to approximately $6.1 million as of December 31, 2006, a decrease of $1.6 million. Our working capital at March 31, 2007 was approximately $4.3 million, compared to approximately $5.9 million at December 31, 2006, a decrease of approximately $1.6 million.

For the three months ended March 31, 2007, we used net cash of approximately $1.12 million in operating activities comprising the majority of the net loss for the period of approximately $1.6.million.  Net cash generated from investing activities for the three months ended March 31, 2007 was approximately $295,000 as a result of the redemption of short term investments amounting to approximately $650,000 and purchase of property and equipment of approximately $355,000. This compares to approximately $5.8 million of cash generated from our private placement for the three months ended March 31, 2006.

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

Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The risk factors disclosed in our Annual report on Form 10-KSB for the fiscal year ended December 31, 2006, in addition to the other information set forth in this Quarterly Report on Form 10-QSB, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements. All statements other than statements of historical facts contained in this prospectus, including statements of our expectations regarding research and development, revenues, selling, general and administrative expenses, profitability, financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" section of our Annual Report on Form 10-KSB for the year ended December 31, 2006 and this Quarterly Report on Form 10-QSB, including, among other things:

•

our anticipated business strategies;

•

our anticipated clinical trials;

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

•

our ability to conduct clinical trials and obtain and maintain regulatory approval in the U.S. and in other major markets;

•

reimbursement by third party and government payors; and

•

our ability to protect our intellectual property and conduct our business without infringing patents of others.

These risks are not exhaustive. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation to update any forward-looking statements after the date of this prospectus as a result of new information, future events or developments, except as required by federal securities laws.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

ITEM 3.

CONTROL AND PROCEDURES

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, our “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended).

Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Certifying Officers concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the applicable Securities and Exchange Commission’s rules and forms and was accumulated and communicated to our management, including our Certifying Officers, or persons performing similar functions as appropriate, to allow timely decisions regarding disclosure.

As previously disclosed in Item 8A of our Annual Report on Form 10-KSB for the year ended December 31, 2006, our management and our independent registered public accounting firm identified deficiencies in disclosure controls for related party transactions.

The deficiency impacted our ability to vigorously collect and scrutinize the financial information supplied from related parties.

Notwithstanding the deficiencies described above, our Certifying Officers believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The Audit Committee and the board of directors took action at their May 11, 2007 meetings that they believe, upon implementation, will remediate the deficiencies described above, including the adoption of a related person transaction policy that prohibits related parties from being involved in collecting financial information on our behalf.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number		Exhibit Description
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOKINE THERAPEUTICS CORP.

Dated:  May 14, 2007

/s/ BASHIR JAFFER

Bashir Jaffer

Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Description
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002