Form 10QSB
period 2007-06-30
CHEMOKINE THERAPEUTICS CORP
filed 2007-08-14
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-51080

CHEMOKINE THERAPEUTICS CORP.
(Name of small business issuer in its charter)
Delaware	33-0921251
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)
6190 Agronomy Road, Suite 405 Vancouver, British Columbia V6T 1Z3
(Address of principal executive offices) (Zip Code)
(604) 822-0301
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 1, 2007, there were 42,183,748 shares of the issuer’s common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

click here for printer-friendly PDF version

CHEMOKINE THERAPEUTICS CORP.

JUNE 30, 2007, QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1.

FINANCIAL STATEMENTS

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Page

Interim Consolidated Balance Sheets	4

Interim Consolidated Statements of Operations	5

Interim Consolidated Statement of Stockholders' Equity	6 – 8

Interim Consolidated Statements of Cash Flow	9

Notes to the Interim Consolidated Financial Statements	10 – 20

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,332,970	$4,446,668
Short-term investments	71,631	1,642,308
Amounts receivable	65,202	60,366
Amount due from affiliate (Note 5)	738,618	–
Prepaid expense and deposits	54,923	103,816

TOTAL CURRENT ASSETS	4,263,344	6,253,158

PROPERTY AND EQUIPMENT, net	542,146	332,440

LICENSE COSTS, net	12,452	16,299

DEFERRED FINANCING COSTS	713,655	-

AMOUNT DUE FROM AFFILIATE (Note 5)	–	253,263

	$5,531,597	$6,855,160

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$914,480	$377,915
Current portion of capital lease obligation	13,997	12,392

TOTAL CURRENT LIABILITIES	928,477	390,307

CAPITAL LEASE OBLIGATION	2,430	8,722

	930,907	399,029

COMMITMENTS (Note 6)

STOCKHOLDERS’ EQUITY

PREFERRED STOCK
Authorized – 6,000,000 shares; par value $ 0.001 per share
Issued and outstanding shares: June 30, 2007 and December 31, 2006 – Nil	-	-

COMMON STOCK (Note 3)
Authorized – 200,000,000 shares; par value $ 0.001 per share at June 30, 2007 and 100,000,000 shares at December 31, 2006
Issued and outstanding shares: June 30, 2007 and December 31, 2006 – 42,183,748	42,184	42,184

ADDITIONAL PAID-IN CAPITAL	31,019,933	30,957,359

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(26,461,427)	(24,543,412)

	4,600,690	6,456,131

	$5,531,597	$6,855,160

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

					Cumulative from inception on
					July 15,
	Three months ended		Six months ended		1998 to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$275,000

EXPENSES
Research and development (recovery)	(394,661)	1,015,108	320,585	2,436,116	14,916,310
General and administrative	926,795	1,058,947	1,789,600	1,689,652	12,043,196
Stock-based compensation	27,739	37,584	62,574	72,231	620,693
Amortization of license	1,924	1,923	3,847	3,847	38,151
Depreciation and amortization of property and equipment	75,606	38,697	150,167	74,430	496,258

	637,403	2,152,259	2,326,773	4,276,276	28,114,608

OTHER INCOME
Interest	42,812	112,051	99,384	161,252	701,862
Foreign exchange gain (loss)	288,513	338,523	309,374	302,952	676,319
	331,325	450,574	408,758	464,204	1,378,181

NET LOSS	$(306,078)	$(1,701,685)	$(1,918,015)	$(3,812,072)	$(26,461,427)

NET LOSS PER COMMON SHARE
FOR THE PERIOD - BASIC AND DILUTED	$(0.01)	$(0.04)	$(0.05)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	42,183,748	40,988,420	42,183,748	37,043,990

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2006 and June 30, 2007

 (Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Inception, July 15, 1998	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash	1	-	-	-	70,650	-	-	-	70,650
Issuance of preferred stock for cash	-	-	6,000,000	6,000	(4,800)	-	-	-	1,200
Net loss	-	-	-	-	-	-	-	(6,212)	(6,212)

Balances at December 31, 1998	1	-	6,000,000	6,000	65,850	-	-	(6,212)	65,638
Issuance of common stock and subscriptions on private placement, net of offering costs of $58,794	263,535	264	-	-	342,332	461,205	-	-	803,801
Issuance of warrants for consulting services	-	-	-	-	1,400	-	-	-	1,400
Net loss	-	-	-	-	-	-	-	(408,237)	(408,237)

Balances at December 31, 1999	263,536	264	6,000,000	6,000	409,582	461,205	-	(414,449)	462,602
Issuance of common stock and subscriptions on private placement, net of offering costs of $ 214,300	783,228	783	-	-	1,116,790	(461,205)	-	-	656,368
Conversion of preferred stock	6,000,000	6,000	(6,000,000)	(6,000)	-	-	-	-	-
Issuance of options for consulting services	-	-	-	-	87,968	-	-	-	87,968
Deferred stock compensation	-	-	-	-	83,500	-	(83,500)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	32,920	-	32,920
Net loss	-	-	-	-	-	-	-	(1,020,963)	(1,020,963)

Balances at December 31, 2000	7,046,764	7,047	-	-	1,697,840	-	(50,580)	(1,435,412)	218,895
Issuance of stock for cash	-	-	150,000	150	187,350	-	-	-	187,500
Issuance of common shares net of offering costs of $ 64,585	1,280,496	1,280	-	-	1,362,532	-	-	-	1,363,812
Issuance of warrants for offering costs	-	-	-	-	17,850	-	-	-	17,850
Cancellation of stock options	-	-	-	-	(50,580)	-	50,580	-	-
Net loss	-	-	-	-	-	-	-	(1,743,962)	(1,743,962)

Balances at December 31, 2001	8,327,260	8,327	150,000	150	3,214,992	-	-	(3,179,374)	44,095

See next page

See accompanying notes to the interim consolidated financial statements

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2006 and June 30, 2007

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2006 and June 30, 2007

 (Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$-	$-	$1,660,697
Conversion of warrants to common shares	102,000	102	-	-	85,050	-	-	-	85,152
Issuance of common stock	52,000	52	-	-	(52)	-	-	-	-
Issuance of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Issuance of warrants for offering costs	-	-	-	-	14,888	-	-	-	14,888
Stock-based compensation	-	-	-	-	289,533	-	-	-	289,533
Net loss	-	-	-	-	-	-	-	(6,020,166)	(6,020,166)

Balances at December 31, 2005	31,897,206	31,897	2,000,000	2,000	23,717,965	-	-	(17,035,546)	6,716,316
Issuance of common stock net of offering costs of $ 426,228	6,471,698	6,472	-	-	5,408,860	-	-	-	5,415,332
Conversion of preferred stock to common stock	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-	-
Conversion of warrants to common shares	1,762,844	1,763	-	-	1,556,700	-	-	-	1,558,463
Issuance of common stock for options exercised	52,000	52	-	-	44,413	-	-	-	44,465
Issuance of warrants for agent’s fee	-	-	-	-	45,336	-	-	-	45,336
Stock-based compensation	-	-	-	-	184,085	-	-	-	184,085
Net loss	-	-	-	-	-	-	-	(7,507,866)	(7,507,866)

Balances at December 31, 2006	42,183,748	42,184	-	-	30,957,359	-	-	(24,543,412)	6,456,131

Stock-based compensation	-	-	-	-	62,574	-	-	-	62,574
Net loss	-	-	-	-	-	-	-	(1,918,015)	(1,918,015)

Balances at June 30, 2007	42,183,748	$42,184	-	$-	$31,019,933	$-	$-	$(26,461,427)	$4,600,690

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

 (Unaudited)

					Cumulative from inception on July 15,
	Three months ended		Six month ended		1998 to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(306,078)	$(1,701,685)	$(1,918,015)	$(3,812,072)	$(26,461,427)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	77,530	40,620	154,014	78,277	534,409
Common shares issued for consulting services	–	–	–	–	1,033,669
Warrants issued for consulting services	–	–	–	–	404,842
Options issued for consulting services	–	–	–	–	87,968
Stock-based compensation	27,739	37,584	62,574	72,231	620,693
Decrease (increase) in
Amounts receivable	2,338	(47,104)	(4,836)	(60,140)	(65,202)
Prepaid expense and deposits	32,513	17,318	48,893	52,574	(54,923)
Increase (decrease) in
Accounts payable and accrued liabilities	422,459	(95,392)	536,565	21,965	914,480

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	256,501	(1,748,659)	(1,120,805)	(3,647,165)	(22,985,491)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	-	674,156	-	7,489,823	31,647,476
Stock issued for settlement of debt	–	–	–	–	200,000
Offering costs (to)	-	(24,140)	-	(426,228)	(2,974,596)
Net advances (to) from affiliates	(474,689)	(295,344)	(485,355)	229,900	(691,800)
Promissory note payable	(219,778)	-	-	-	-
Deferred financing costs	(713,655)	-	(713,655)	-	(713,655)
Capital lease payments	(1,832)	(1,625)	(4,687)	(4,595)	(18,223)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(1,409,954)	353,047	(1,203,697)	7,288,900	27,449,202

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	–	–	–	–	(4,754)
Purchase of short-term investments	(5,534)	(933,360)	(933,617)	(6,650,438)	(17,305,225)
Redemption of short-term investments	926,340	2,719,770	2,504,295	2,719,770	17,233,596
Payment under license agreement	–	–	-	-	(50,603)
Purchase of property and equipment	(5,358)	(68,192)	(359,874)	(146,812)	(1,003,755)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES	915,448	1,718,218	1,210,804	(4,077,480)	(1,130,741)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	(238,005)	322,606	(1,113,698)	(435,745)	3,332,970

CASH AND CASH EQUIVALENTS, beginning of period	3,570,975	2,960,812	4,446,668	3,719,163	–

CASH AND CASH EQUIVALENTS, end of period	$3,332,970	$3,283,418	$3,332,970	$3,283,418	$3,332,970

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999 the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of June 30, 2007 the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development.  At June 30, 2007, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to June 30, 2007 of $ 26,461,427.

The Company is subject to all of the risks inherent in an early stage business operating in the biotechnology industry. These risks include, but are not limited to, a limited operating history, limited management resources, and the challenges of bringing a drug through development to approval for sale.

The Company is in the process of raising additional financing from external sources through a public offering of its securities (units comprised of common stock and warrants).  In this regard, on July 6, 2007, the Company filed a preliminary prospectus with the securities regulatory authorities in Canada and the United States Securities and Exchange Commission for a potential public offering of $25 million with estimated net proceeds from this offering expected to amount to approximately $21.9 million. The offering price of the Company’s securities to be offered for sale will be determined at the time of the filing of a final prospectus.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  Unless the Company is able to generate revenues, decrease its expenses substantially or raise additional financing, the Company will not have sufficient cash to support its operations for the next 12 months.  As noted above, the Company is currently in the process of raising additional financing from external sources through a public offering of its securities. There can be no assurance that the Company will achieve this objective.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification or recorded asset amounts or the amounts and classifications of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

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

The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (including normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows.  All significant intercompany accounts and transactions have been eliminated.  Results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or future operating periods.  Significant accounting policies utilized in the preparation of the unaudited interim consolidated financial statements are summarized below:

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Basis of consolidation

The consolidated financial statements include the accounts of the Company, its former wholly-owned Canadian subsidiary, Chemokine Therapeutics Inc., through to June 9, 2002, the date of disposal of the subsidiary and its wholly-owned Canadian subsidiary Chemokine Therapeutics (B.C.) Corp. (“CTBCC”)

Deferred financing costs

Costs relating to the Company’s planned public offering have been recorded as deferred financing costs.  On completion of this public offering, these costs will offset the proceeds of the offering in additional paid-in capital.  Deferred financing costs incurred to June 30, 2007 amount to approximately $713,000 and consist of approximately $610,000 for legal fees and approximately $103,000 for printing, translations, travel, and miscellaneous expenses.

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

On January 1, 2007, the Company adopted Financing Accounting Standard Board (FASB) Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions.

The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007.  The Company does not have any net liabilities recorded related to unrecognized tax benefits at June 30, 2007 and January 1, 2007.  The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability.  Since the Company has not recorded a liability at June 30, 2007, there would be no impact to the Company’s effective tax rate.  The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

The Company conducts business in the U.S. and Canada and, as a result, the Company and its subsidiary file income tax returns in U.S. Federal, state and Canadian jurisdictions.  In the normal course of business the Company and its subsidiary are subject to examination by tax authorities in these jurisdictions.  For U.S. Federal, state and Canadian tax returns, open tax years subject to examination generally include the years 2003 to present.

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

During the six months ended June 30, 2007, the Company recorded a foreign exchange gain of $ 309,374. These gains principally resulted from short-term investments and foreign currency transactions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which seeks to improve financial reporting by providing entities with an option to minimize volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is permitted provided the Company also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The Company will adopt these new requirements in its first fiscal quarter of 2008.  The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS No. 159, or if it will adopt the requirements prior to the first fiscal quarter of 2008.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – continued

2.

BASIS OF PRESENTATION AND  SIGNIFICANT ACCOUNTING POLICIES - continued

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development  activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for contracts entered into in years beginning after December 15, 2007, and is to be applied prospectively for contracts entered into on or after the effective date. The Company will adopt these new requirements on January 1, 2008. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of EITF 07-3, but does not expect the adoption of EITF 07-3 will have a material impact on the Company’s  consolidated financial position, results of operations or cash flows.

3.	CAPITAL STOCK

Authorized

As approved by the Company’s stockholders on May 11, 2007, the Company filed an amendment to its certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 shares with a par value of $0.001 per share to 200,000,000 shares with a par value of $0.001 per share.

Common stock

During the six month period ended June 30, 2007, there were no shares of common stock issued.

Warrants

During the six month period ended June 30, 2007, there were no warrants issued or exercised.

The following table summarizes information regarding stock purchase warrants outstanding at June 30, 2007:

	Number
	outstanding
Exercise	and	Expiry
price	exercisable	Dates

$0.90(Cdn$ 1.00)	500,000	December 2007
1.17(Cdn$ 1.25)	350,000	March 2008
1.25	846,000	July 2007 to November 2007
1.35	169,100	July 2007 to November 2007
1.50	40,000	November 2007

	1,905,100

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3.	CAPITAL STOCK - continued

Common stock reserved for future issuances

Common stock reserved for future issuances as of June 30, 2007 is as follows:

Outstanding stock options	2,807,000
Stock options available for grant	1,691,416
Outstanding stock purchase warrants	1,905,100

6,403,516

As discussed in note 2, “Significant Accounting Policies”, effective January 1, 2006 the Company adopted the fair value recognition provisions for stock-based awards granted to employees using the modified-prospective transition method provided by SFAS No. 123R.

The Company has a stock option plan under which options to purchase shares of common stock of the Company may be granted to employees, directors and consultants.  Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors at the time of the grant.  Options vest 4% at the time of grant and then at 4% per month for 24 months, at which time the options are fully vested. Options generally expire 5 years from the date of grant.

4.	STOCK-BASED COMPENSATION

The maximum number of shares of common stock authorized by the stockholders and reserved and available for issuance by the Board of Directors is 4,498,416.  The compensation cost that has been charged against income for the six month period ended June 30, 2007 for this plan was $ 62,574, which would be classified as research and development or general and administrative expenses based on the classification of cash compensation paid to the same employees in the amounts of $6,662 and $55,912 respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2007 and June 30, 2006:

	Six months ended
	June 30,
	2007	2006

Expected term (in years)	5	5
Expected volatility	58%	16%
Risk-free interest rate	4.64%	3.75%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$ 0.34	$ 0.23

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

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because the Company’s stock options do not trade on a secondary exchange, option holders do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all stockholders commensurately.

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

A summary of the Company’s stock option activity for the six months ended June 30, 2007 is presented in the following table:

	Shares under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	2,547,000	$0.92

Outstanding, January 1, 2007
Granted	360,000	0.73
Expired	(100,000)	1.10
	2,807,000	$0.95	3.4	$ 0.0

Outstanding, June 30, 2007
Exercisable, June 30, 2007	2,308,200	$0.97	2.5	$ 0.0

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.54 as of the last business day of the period ended June 30, 2007, which would have been received by the optionees had all options been exercised on that date.  As of June 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $ 106,554 which is expected to be recognized over a weighted average period of 1.3 years.  During the six months ended June 30, 2007, the total intrinsic value of stock options exercised was $ nil and the total fair value of options vested was $ 62,574.

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the period ended June 30, 2007, is presented below:

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	STOCK-BASED COMPENSATION - continued

Nonvested Shares	Shares	Weighted average grant-date fair value

Nonvested at January 1, 2007	408,160	$0.29
Granted	360,000	0.37
Vested	(269,360)	0.33
Forfeited	-	-

Nonvested at June 30, 2007	498,800	$0.32

The Company issues shares of common stock upon exercise of stock options from the treasury shares.

5.	RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2007, the Company paid $ nil (2006 - $1,814,810) to Globe Laboratories Inc. (“Globe Laboratories”), a corporation controlled by Dr. Hassan Salari, the Company’s former Chief Executive Officer, for research activities performed on behalf of the Company under the terms of a development agreement.  Pursuant to the development agreement, the Company engaged Globe Laboratories to perform certain research activities on the basis of operating cost plus a 2% margin. The Company terminated the development agreement with Globe Laboratories effective on January 1, 2007.

On January 1, 2007, the Company entered into a Purchase Agreement pursuant to which Globe Laboratories agreed to sell certain assets, consisting mainly of laboratory equipment and leasehold improvements, to the Company’ wholly-owned subsidiary CTBCC for consideration of $CDN 375,935 based on the fair market value of these assets as determined by an independent appraisal.  In connection with this acquisition, the Company terminated the development agreement with Globe Laboratories and did not incur any early termination obligations with Globe Laboratories.  In accordance with the terms of the Purchase Agreement, the majority of the former employees of Globe Laboratories were hired by CTBCC.  CTBCC and Globe Laboratories also entered into a definitive agreement that provided for the assignment of a partial sublease by Globe Laboratories in respect of approximately 5,400 square feet of laboratory space located at the University of British Columbia to CTBCC.  The purchase price of $CDN 375,935 was to be partially paid on January 10, 2007 by a non-interest bearing promissory note in the amount of $CDN 125,312 which was paid on January 10, 2007 and by issuing an interest bearing promissory note in the amount of $CDN 250,623 due on the earlier of June 30, 2007 and three business days after the Company completes a material financing.

In accordance with the termination of the development agreement, the parties agreed that certain adjustments were to be made with respect to the period from January 1, 2005 to December 31, 2006, taking into account advances made by the Company and CTBCC to Globe Laboratories and other items requiring adjustment among the Company, Globe Laboratories and CTBCC.  These adjustments were to be resolved by February 28, 2007.  On May 15, 2007, the Company finalized these adjustments and entered into a Settlement Agreement with Globe Laboratories resolving all such adjustments.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	RELATED PARTY TRANSACTIONS – continued

Pursuant to the terms of the Settlement Agreement, the Company recovered a total of approximately $ 1,077,911 in costs and fees from Globe Laboratories related to scientific research and experimental development tax credits for the 2006 and 2005 tax years.  Globe Laboratories paid the Company a net cash amount of $ 390,492 ($CDN 457,500), representing partially recovered costs and fees from Globe Laboratories, the partial discharge of amounts that were receivable as of December 31, 2006 from Globe Laboratories, offset by the cancellation of the promissory note payable due to Globe Laboratories.  In accordance with the Settlement Agreement, Globe Laboratories is also obligated to pay the Company the remaining recovered costs and fees of approximately $ 571,000 ($CDN 630,000) within 10 days of Globe Laboratories receiving a scientific research and experimental development tax credit that Globe Laboratories will be eligible to claim during 2007 related to their 2006 tax year, which is expected to be received in September or October 2007.

The recovered costs and fees of $ 1,077,911 were recorded as a reduction of research and development expenses in the three month period ended June 30, 2007 and the estimated amount of $ 571,000 ($CDN 630,000) expected to be received from Globe Laboratories for the remaining costs recovered is recorded as a receivable from Globe Laboratories.  The Company has no additional amounts owing to Globe Laboratories in connection with the Purchase Agreement or Settlement Agreement.

Globe Laboratories also agreed under the terms of the Settlement Agreement to assign all of its right, title and interest in and to a certain patent to the Company to discharge all remaining amounts that were receivable as of December 31, 2006 from Globe Laboratories.  In the event that the patent was not assigned to the Company on or prior to June 30, 2007, Globe Laboratories will be obligated to pay the Company a cash payment of $CDN 187,767.  The Company subsequently granted Globe Laboratories an extension through August 31, 2007 to assign this patent to the Company.  As of June 30, 2007, the cash value of the patent of $ 167,257 ($CDN 187,767) is included as a receivable from Globe Laboratories.

During the six month period ended June 30, 2007, the Company paid board compensation to its non-executive directors totaling $ 73,625 (2006 - $ 59,500), which are included in general and administrative expense.

During the six month period ended June 30, 2007, the Company paid rent of $ nil (2006 - $ 5,197) to Salari Enterprise Ltd., a corporation controlled by Dr. Hassan Salari, the Company’s former Chief Executive Officer.  The tenancy was terminated on June 30, 2006.

During the six month period ended June 30, 2007, the Company paid consulting fees of $ 2,209 (2006 - $ nil) to a company controlled by a family member directly related to Dr. Hassan Salari, the Company’s former Chief Executive Officer, for website administration.  The Company ceased using these consulting services in January 2007.

6.	COMMITMENTS

Contractual agreements

The Company has entered into various research and development agreements with non-affiliated third parties to perform research and development services on its behalf.  As at June 30, 2007, the Company is committed to pay $ 1,129,693 in respect of contractual agreements in the next six months based on invoices submitted as services are provided in accordance with the contractual agreements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

6.	COMMITTMENTS - continued

Lease agreements

The Company leases office premises and a vehicle under operating leases which expire at various dates ending December 28, 2008.  The Company is obligated to make the following minimum lease payments under its operating leases in each of the fiscal years ending December 31:

2007	$139,300
2008	149,800

$289,100

During the six month period ended June 30, 2007, the Company incurred rent expense due to operating leases of $ 115,104 (2006 - $ 58,184), which is included in general and administrative expense in the consolidated statement of operations.

7.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  U.S. GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between U.S. GAAP and Canadian GAAP are as follows:

Consolidated statement of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss under U.S. GAAP	$(306,078)	$(1,701,685)	$(1,918,015)	$(3,812,072)
Stock-based compensation intrinsic value basis (i)	–	–	–	–
Stock-based compensation fair value basis under U.S. GAAP(i)	27,739	37,584	62,574	72,231
Stock-based compensation fair value basis under Canadian GAAP(i)	(40,101)	(46,509)	(91,766)	(89,035)

Net loss under Canadian GAAP	$(318,440)	$(1,710,610)	$(1,947,207)	$(3,828,876)

Loss per share under Canadian GAAP	$(0.01)	$(0.04)	$(0.05)	$(0.10)

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

Limited Operating History

We have incurred significant losses since our inception in July 1998. As of June 30, 2007, our accumulated deficit was approximately $26.5 million. We recognized net losses of $7,507,866 and $6,020,166 in the fiscal years ended 2006 and 2005, respectively, and $1,918,015 for the six months ended June 30, 2007. We expect to continue to incur net losses in the near term as we fund clinical trials and until such time as product sales or royalty payments, or both, generate sufficient revenues to fund continuing operations. We expect to continue incurring annual losses in the process of further developing our products.

Research and Development

Our research and development expenses consist primarily of costs associated with the clinical trials of our drug candidates, compensation and other expenses for research and development personnel, manufacturing of compounds, facility costs, supplies and materials, costs for consultants and related contract research and depreciation. Until December 31, 2006, our research activities were centralized in Vancouver, British Columbia through Globe Laboratories in an incubator facility on the campus of University of British Columbia. Globe Laboratories is a corporation beneficially owned by Dr. Hassan Salari, our President and Chief Scientific Officer, and his family and that was engaged to carry out chemokine research for us on a contracted operating cost basis plus a 2% margin. Pursuant to the terms of our development agreement with Globe Laboratories, all proprietary interest, including all patent rights, trademarks, copyright, trade secrets and confidential information in the product candidates developed by Globe Laboratories for us is our exclusive property.

Effective January 1, 2007, we acquired certain assets of Globe Laboratories, consisting mainly of laboratory equipment and leasehold improvements, through our wholly-owned subsidiary Chemokine Therapeutics (B.C.) Corp., or CTBCC, a company incorporated under the laws of the Province of British Columbia, for consideration of C$375,935 reflecting the fair market value of these assets as determined by an independent appraisal. We no longer use Globe Laboratories for research and development services. We did not incur any early termination obligations by terminating our agreement with Globe Laboratories. CTBCC and Globe Laboratories also entered into a definitive agreement which provided for the assignment to CTBCC of a partial sublease by Globe Laboratories in respect of approximately 5,400 square feet of laboratory space located at the University of British Columbia. In accordance with the terms of the agreement, the majority of the former employees of Globe Laboratories have been hired by CTBCC. The purchase of the assets of Globe Laboratories and the acquisition of its key staff allows us to have direct control and management of our research and development activities.

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

Our research and development activities are primarily focused on the clinical trials of CTCE-9908, a drug candidate for the prevention of metastasis of cancer, and CTCE-0214, a drug candidate for neutrophil and stem cell mobilization, referred to as hematological support. We are responsible for all costs incurred in the research and development program of these two lead drug candidates. Our research and development activities also include three other drug candidates that we intend to test in animal models of peripheral arterial disease, wound healing and stroke prevention. We expect our research and development expenses to increase as we continue to work on our drug candidates and to expand our research and development programs. Over the next twelve months, our product research and development plan is summarized as follows:

•

complete the current Phase I/II clinical trial of CTCE-9908 in Canada;

•

file an IND and CTA(s) for a randomized Phase II clinical trial(s) for CTCE-9908;

•

commence a Phase II clinical trial using CTCE-9908 for prostate cancer in the United States and Canada;

•

commence a Phase II clinical trial using CTCE-9908 for ovarian cancer in the United States and Canada;

•

continue clinical development of CTCE-0214 for neutrophil and stem cell mobilization;

•

complete candidate selection for CTCE-0324, which will include preclinical experiments to establish preliminary safety and efficacy; and

•

continue preclinical testing of CTCE-0422 and CTCE-0501, additional peptides for wound healing and stroke prevention.

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

Capital Expenditures

We intend to acquire laboratory equipment over the next two years at an estimated cost of $150,000.

Foreign Exchange

We use the U.S. dollar as our functional currency, and present the consolidated financial statements in U.S. dollars using the current rate method. Under the current rate method, all assets and liabilities are translated using the exchange rate at the balance sheet date and revenues, expenses, gains and losses are translated at the weighted average rates of exchange for the relevant periods. Before consolidation the financial statements of CTBCC are remeasured from its local currency of Canadian dollars to its functional currency of U.S. dollars at the end of each reporting period. Monetary items of CTBCC’s financial statements are remeasured by applying the current exchange rate and non-monetary items are remeasured by applying historical exchange rates. We include the resulting exchange gain or loss in foreign currency upon remeasurement in the foreign exchange gain or loss account in the consolidated statement of operations.

Fluctuations in the relative values of the Canadian and U.S. dollars can affect the reported value of Canadian dollar denominated assets and liabilities on our balance sheet. A strengthening (weakening) Canadian dollar in relation to the U.S. dollar results in higher (lower) reported values for our Canadian dollar denominated assets and liabilities.

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

As of June 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $106,554, which is expected to be recognized over a weighted average period of approximately 1.3 years.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenues.

We had no revenues in the three months ended June 30, 2007 and in the three months ended June 30, 2006.

Research and development.

Research and development expenses include contract research, manufacturing, laboratory supplies, and staff salaries. Research and development expenses for the three months ended June 30, 2006 were $1,015,108, compared to a net recovery of $394,661 for the three months ended June 30, 2007.  The decrease of $1,409,769 in research and development expenses in the current three month period was primarily attributable to the recovery of costs of $506,911 for fiscal 2005 and $571,000 ($CDN 630,000) for fiscal 2006 from Globe Laboratories under the terms of the development agreement with Globe Laboratories which was terminated by us on January 1, 2007 as well as the terms of the settlement agreement with Globe Laboratories. Our normalized research and development costs, excluding the above mentioned cost recoveries would have amounted to $683,250 for the three months ended June 30, 2007 compared to $1,015,108 for the corresponding period in 2006, a decrease of $331,858, which was a result of clinical trial startup costs, production of drug supplies, and supportive and analytical work that was incurred in the comparative quarter in 2006.

The recovery of costs referred to above amounting to $1,077,911 has been applied to CTCE-9908. We recorded direct costs for CTCE-9908 of $250,427 for the three months ended June 30, 2006, which included preparatory and clinical trial costs of the Phase I/II clinical trial currently underway, and related manufacturing of compound.  This compares to a net recovery of $562,428 for the three months ended June 30, 2007, a decrease of $812,855, which is due to the cost recoveries referred to above.

Direct costs for CTCE-0214 were $75,411 for the three months ended June 30, 2007 compared to $458,263 for the three months ended June 30, 2006.  The decrease of $382,852 in CTCE-0214 direct costs in the current period reflects a reduction of spending on preclinical studies in keeping with a progression to a clinical phase of development.

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

General and administrative.

General and administrative expenses for the three months ended June 30, 2007 were $926,795, compared to $1,058,947 for the three months ended June 30, 2006.  The decrease of $132,152 was primarily in respect of decreased salaries and investor relations expenditures.

Interest income.

Interest income was $42,812 for the three months ended June 30, 2007 compared with $112,051 for the three months ended June 30, 2006. The decrease of interest income of $69,239 was due to decreases in short-term investments and cash equivalents.

Foreign exchange gain (loss)

Foreign exchange gain was $288,513 for the three months ended June 30, 2007, compared to $338,523 in the three months ended June 30, 2006. These gains principally resulted from short-term investments and foreign currency transactions.

Net loss.

We incurred a net loss of $306,078 ($0.01 per share) for the three months ended June 30, 2007 compared to a net loss of $1,701,685 ($0.04 per share) for the three months ended June 30, 2006. The decrease in our net loss was principally caused by the decrease in research and development expenditures including the cost recoveries of $1,077,911 described above. If these cost recoveries were excluded then our net loss for the three months ended June 30, 2007 would have been $1,383,989 ($0.03 per share).

Six Months Ended June 30, 2007 and 2006

Revenues.

We had no revenues in the six months ended June 30, 2007 and in the six months ended June 30, 2006.

Research and development.

Research and development expenses were $320,585 for the six months ended June 30, 2007, a decrease of $2,115,531 from the $2,436,116 for the six months ended June 30, 2006.  $1,077,911 of this decrease in research and development expenses in the current six month period was attributable to the recovery of costs of $506,911 for fiscal 2005 and $571,000 for fiscal 2006 from Globe Laboratories Inc. (Globe) under the terms of the development agreement with Globe Laboratories which was terminated by us on January 1, 2007 as well as the terms of the settlement agreement with Globe Laboratories. Our normalized research and development costs, excluding the above mentioned cost recoveries would have amounted to $1,398,496 for the six months ended June 30, 2007 compared to $2,436,116 for the corresponding period in 2006. The decrease of $1,037,620 was attributable to a reduction of spending on our early stage compounds, while continuing efforts with our compound CTCE-9908. Research and development expenses include contract research, manufacturing, laboratory supplies, and staff salaries.

The recovery of costs referred to above amounting to $1,077,911 has been applied to CTCE-9908. As a result we recorded a net recovery of direct costs for CTCE-9908 of $166,862 for the six months ended June 30, 2007, which included preparatory and clinical trial costs of the Phase I/II clinical trial currently underway, and related manufacturing of compound.  This compares to expenditures of  $841,514 for the six months ended June 30, 2006. The decrease of $1,008,376 in direct costs for CTCE-9908 in the current period was primarily attributed to clinical trial startup costs, production of drug supplies, and supportive and analytical work that was incurred in the comparative quarter in 2006.

Direct costs for CTCE-0214 were $257,848 for the six months ended June 30, 2007 compared to $1,069,903 for the six months ended June 30, 2006.  The decrease of $812,055 in CTCE-0214 direct costs in the current period reflects a reduction of spending on preclinical studies in keeping with a progression to a clinical phase of development.

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

General and administrative.

General and administrative expenses for the six months ended June 30, 2007 were $1,789,600, compared to $1,689,652 for the six months ended June 30, 2006.  The net increase of approximately $100,000 was in respect of increases in expenses of approximately $450,000 consisting of approximately $300,000 for legal, audit, patent and professional fees and approximately $150,000 for various other expenses, offset against decreases in investor relations expenses of approximately $110,000 and business development expenses of approximately $240,000.

Interest income.

Interest income was $99,384 for the six months ended June 30, 2007 compared with $161,252 for the six months ended June 30, 2006. The decrease of interest income of $61,868 was due to decreases in short-term investments and cash equivalents.

Foreign exchange gain (loss)

Foreign exchange gain was $309,374 for the six months ended June 30, 2007, compared to $302,952 in the six months ended June 30, 2006. These gains principally resulted from short-term investments and foreign currency transactions.

Net loss.

We incurred a net loss of $1,918,015 ($0.05 per share) for the six months ended June, 2007 compared to a net loss of $3,812,072 ($0.10 per share) for the six months ended June 30, 2006. The decrease in our net loss was principally caused by the decrease in research and development expenditures of $1,077,911 as described above.  If these cost recoveries were excluded then our net loss for the six months ended June 30, 2007 would have been $2,995,926 ($0.07 per share).

Liquidity and Capital Resources

Since our inception, we have financed substantially all of our operations through the private and public offerings of equity securities. We have received a total of $28.6 million from private offerings of our equity securities. In December 2004, we completed the initial public offering of shares of our common stock. Gross proceeds from the offering, including the from the exercise of the underwriters’ over-allotment option, were approximately $15.2 million (C$18.4 million) with net proceeds to us of approximately $13.3 million after agent’s commissions of approximately $1.1 million and $762,000 of expenses in connection with the offering (including legal, accounting, translation, filing fees and printing costs). In March 2006, we issued 6,471,698 shares of common stock in a private placement transaction for gross proceeds of approximately $5.9 million (C$6.9 million) and net proceeds of approximately $5.4 million after offering costs.

At June 30, 2007, we had approximately $3.4 million in cash and cash equivalents and short term investments on hand, compared to approximately $6.1 million as of December 31, 2006, a decrease of $2.7 million. Our working capital at June 30, 2007 was approximately $3.3 million, compared to approximately $5.9 million at December 31, 2006, a decrease of $2.6 million.

For the twelve months ended December 31, 2006, we used net cash of $6,994,020 in operating activities comprising the majority of the net loss for the period of $7,507,866. Cash generated from financing activities for the twelve months ended December 31, 2006, was $6,890,424 and includes net proceeds of $5,460,668 from our March 22, 2006, private placement and $1,602,927 from the exercise of warrants and options. For the three months ended June 30, 2007 cash provided by operating activities amounted to $256,501 compared to $1,748,659 of cash used in operating activities for the three months ended June 30, 2006. For the six months ended June 30, 2007 and June 30, 2006, we used $1,120,805 and $3,647,165, respectively, in operating activities.

Pursuant to a Settlement Agreement entered into with Globe Laboratories on May 15, 2007, Globe Laboratories paid the Company a net cash amount of $390,492 ($CDN 457,500), representing partially recovered costs and fees from Globe Laboratories, the partial discharge of amounts that were receivable as of December 31, 2006 from Globe Laboratories, offset by the cancellation of the promissory note payable due to Globe Laboratories.  In accordance with the Settlement Agreement, Globe Laboratories is also obligated to pay the Company the remaining recovered costs and fees of approximately $571,000 ($CDN 630,000) within 10 days of Globe Laboratories receiving a scientific research and experimental development tax credit that Globe Laboratories will be eligible to claim during 2007 related to their 2006 tax year.

On July 6, 2007, we filed a preliminary prospectus with the securities regulatory authorities in Canada and a corresponding registration statement with the United States Securities and Exchange Commission. These filings provide for the potential public offering of our securities in Canada and the United States of up to an aggregate offering of $25 million with estimated net proceeds from this offering expected to amount to approximately $21.9 million. The offering price of our securities will be determined at the time of the filing of the final prospectus.

Assuming receipt of the net proceeds of approximately $21.9 million from the above mentioned offering, together with our current funds on hand, we believe that we will have sufficient funds for our operations until May 31, 2010. However, if we are unable to close this public offering we will need to seek alternative sources of capital to fund our continuing operations.  Further, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements. All statements other than statements of historical facts contained in this quarterly report on Form 10-QSB, including statements of our expectations regarding research and development, revenues, selling, general and administrative expenses, profitability, financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in "Risk Factors" section of our Annual Report on Form 10-KSB for the year ended December 31, 2006 and this Quarterly Report on Form 10-QSB, including, among other things:

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

Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Certifying Officers concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the applicable Securities and Exchange Commission’s rules and forms and was accumulated and communicated to our management, including our Certifying Officers, or persons performing similar functions as appropriate, to allow timely decisions regarding disclosure.

As previously disclosed in Item 3 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, our management and our independent registered public accounting firm identified deficiencies in disclosure controls for related party transactions.  These deficiencies impacted our ability to vigorously collect and scrutinize the financial information supplied from related parties.

Notwithstanding the deficiencies described above, our Certifying Officers believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our Certifying Officers believe that the implementation of the measures adopted by the audit committee and the board of directors at their May 11, 2007 meetings have remediated the deficiencies described above.  Such measures included the adoption of a related person transaction policy that prohibits related parties from being involved in collecting financial information on our behalf. The remediation also included communicating the related person transaction policy to all employees, and effective results from the testing of the measures implemented.

Other than the remediation measures noted above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 11, 2007.  At the Annual Meeting, the stockholders reelected each of C. Richard Piazza, Mohammad Azab, Michael Evans, Matthias Kurth, Hassan Salari, and John Osth as directors to serve for one-year terms until the 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

The stockholders also approved the amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 100,000,000 to 200,000,000.

The stockholders voted at the Annual Meeting as follows:

Matter	Votes Cast For	Votes Against	Abstentions	Broker Non-Votes
Election of C. Richard Piazza	24,755,753	nil	40,161	nil
Election of Mohammad Azab	24,753,003	nil	42,911	nil
Election of Michael Evans	24,755,753	nil	40,161	nil
Election of Matthias Kurth	24,755,753	nil	40,161	nil
Election of Hassan Salari	24,753,003	nil	42,911	nil
Election of John Osth	24,753,753	nil	42,161	nil
Approval of amendment to certificate of incorporation	24,521,533	186,361	88,000	nil

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Exhibit Description
3.2	Amendment to Certificate of Incorporation (incorporated by reference to exhibit 3.2 of the Registration Statement on Form SB-2 (Reg. No. 333-143350) filed on May 30, 2007).
3.5	Certificate of Correction to Certificate of Incorporation (incorporated by reference to exhibit 3.5 filed with Form 8-K on July 6, 2007).
10.22	Amendment to License Agreement between Chemokine Therapeutics Corp. and the University of British Columbia (incorporated by reference to exhibit 99.1 filed with Form 8-K on May 23, 2007).
10.23	Employment Agreement dated May 29, 2007, between C. Richard Piazza and Chemokine Therapeutics Corp. (incorporated by reference to exhibit 99.1 filed with Form 8-K on June 4, 2007).
10.24

Employment Agreement dated May 16, 2007, between Bin Huang and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. (incorporated by reference to exhibit 10.24 of Amendment No. 1 to Registration Statement on Form SB-2 (Reg. No. 333-143350) filed on July 6, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOKINE THERAPEUTICS CORP.

Dated:  August 14, 2007

/s/ BASHIR JAFFER

Bashir Jaffer

Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.2	Amendment to Certificate of Incorporation (incorporated by reference to exhibit 3.2 of the Registration Statement on Form SB-2 (Reg. No. 333-143350) filed on May 30, 2007).
3.5	Certificate of Correction to Certificate of Incorporation (incorporated by reference to exhibit 3.5 filed with Form 8-K on July 6, 2007).
10.22	Amendment to License Agreement between Chemokine Therapeutics Corp. and the University of British Columbia (incorporated by reference to exhibit 99.1 filed with Form 8-K on May 23, 2007).
10.23	Employment Agreement dated May 29, 2007, between C. Richard Piazza and Chemokine Therapeutics Corp. (incorporated by reference to exhibit 99.1 filed with Form 8-K on June 4, 2007).
10.24

Employment Agreement dated May 16, 2007, between Bin Huang and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. (incorporated by reference to exhibit 10.24 of Amendment No. 1 to Registration Statement on Form SB-2 (Reg. No. 333-143350) filed on July 6, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Richard Piazza, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, of Chemokine Therapeutics Corp.;

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

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date:  August 14, 2007

/s/  C. RICHARD PIAZZA

C. Richard Piazza

Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bashir Jaffer, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, of Chemokine Therapeutics Corp.;

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

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: August 14, 2007

/s/ BASHIR JAFFER

Bashir Jaffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, C. Richard Piazza, Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ C. RICHARD PIAZZA

C. Richard Piazza

Chief Executive Officer

August 14, 2007

Exhibit 32.2

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Bashir Jaffer, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ BASHIR JAFFER

Bashir Jaffer

Chief Financial Officer

August 14, 2007