Form 10QSB
period 2007-09-30
CHEMOKINE THERAPEUTICS CORP
filed 2007-11-14
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

As of October 31, 2007, there were 42,183,748 shares of the issuer’s common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes _ No X

CHEMOKINE THERAPEUTICS CORP.
SEPTEMBER 30, 2007, QUARTERLY REPORT ON FORM 10-QSB

INDEX

Page

Part I

Part II

Signatures
Exhibit Index

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,748,645	$4,446,668
Short-term investments	75,392	1,642,308
Amounts receivable	81,584	60,366
Prepaid expense and deposits	34,320	103,816
TOTAL CURRENT ASSETS	1,939,941	6,253,158
PROPERTY AND EQUIPMENT, net	469,072	332,440
LICENSE COSTS, net	10,528	16,299
DEFERRED FINANCING COSTS (Note 3)	1,054,295	–
AMOUNT DUE FROM AFFILIATE (Note 6)	167,613	253,263
	$3,641,449	$6,855,160
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$467,747	$377,915
Current portion of capital lease obligation	13,932	12,392
TOTAL CURRENT LIABILITIES	481,679	390,307
CAPITAL LEASE OBLIGATION	–	8,722
	481,679	399,029
COMMITMENTS (Note 7)

STOCKHOLDERS’ EQUITY

PREFERRED STOCK
Authorized – 6,000,000 shares; par
value $ 0.001 per share
Issued and outstanding shares: September 30, 2007 and	–	–
December 31, 2006 – Nil
COMMON STOCK (Note 4)
Authorized – 200,000,000 shares; par
value $ 0.001 per share at September 30, 2007 and
100,000,000 shares at December 31, 2006
Issued and outstanding shares: September 30, 2007 and
December 31, 2006 – 42,183,748	42,184	42,184
ADDITIONAL PAID-IN CAPITAL	31,046,680	30,957,359

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(27,929,094)	(24,543,412)

	3,159,770	6,456,131

	$3,641,449	$6,855,160

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					from
					inception on
					July 15, 1998
	Three months ended		Nine months ended		to
	September 30,		September 30,		September
					30,
	2007	2006	2007	2006	2007

REVENUE	$–	$–	$–	$–	$275,000

EXPENSES
Research and development	778,296	1,464,591	1,098,881	3,900,707	15,694,606
General and administrative	751,887	525,351	2,541,487	2,215,003	12,795,083
Stock-based compensation	26,747	38,734	89,321	110,965	647,440
Amortization of license	1,924	1,923	5,771	5,770	40,075
Depreciation and amortization of property and
equipment	75,656	53,024	225,823	127,454	571,914

	1,634,510	2,083,623	3,961,283	6,359,899	29,749,118

OTHER INCOME
Interest	26,483	93,938	125,867	255,190	728,345
Foreign exchange gain (loss)	140,360	(14,643)	449,734	288,309	816,679

	166,843	79,295	575,601	543,499	1,545,024

NET LOSS	(1,467,667)	(2,004,328)	(3,385,682)	(5,816,400)	(27,929,094)

NET LOSS PER COMMON SHARE
FOR THE PERIOD - BASIC AND DILUTED	$(0.03)	$(0.05)	$(0.08)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	42,183,748	42,183,748	42,183,748	38,776,069

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from inception on July 15, 1998 to December 31, 1998
and periods ended December 31, 1999 through 2006 and September 30, 2007
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

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from inception on July 15, 1998 to December 31, 1998
and periods ended December 31, 1999 through 2006 and September 30, 2007
(Unaudited)

									(Deficit)
									accu-
								Deferred	mulated
					Additional	Share		stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-		compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions		sation	ment stage	equity

Issuance of common stock net of offering costs
of $ 194,474	1,492,970	$1,493	-	$-	$1,677,746	$-	$	- $	-	$1,679,239
Issuance of warrants for consulting services	-	-	-	-	139,725	-		-	-	139,725
Issuance of warrants for offering costs	-	-	-	-	62,871	-		-	-	62,871
Capital distribution on sale of subsidiary to
related party	-	-	-	-	42,064	-		-	-	42,064
Net loss	-	-	-	-	-	-		-	(2,234,061)	(2,234,061)

Balances at December 31, 2002	9,820,230	9,820	150,000	150	5,137,398	-		-	(5,413,435)	(266,067)
Issuance of common stock net of offering costs
of $ 130,628	577,852	578	-	-	644,395	-		-	-	644,973
Issuance of preferred shares	-	-	2,000,000	2,000	2,698,000	-		-	-	2,700,000
Issuance of warrants for consulting services	-	-	-	-	21,835	-		-	-	21,835
Issuance of warrants for offering costs	-	-	-	-	22,454	-		-	-	22,454
Net loss	-	-	-	-	-	-		-	(2,506,705)	(2,506,705)

Balances at December 31, 2003	10,398,082	10,398	2,150,000	2,150	8,524,082	-		-	(7,920,140)	616,490
Issuance of common stock net of offering costs
of $ 2,234,671	17,915,714	17,916	-	-	12,144,538	-		-	-	12,162,454
Issuance of common stock for agent’s fee	628,977	629	-	-	352,054	-		-	-	352,683
Issuance of common stock for settlement of
debt	247,100	247	-	-	199,753	-		-	-	200,000
Issuance of common stock for finder’s fees	3,333	3	-	-	4,497	-		-	-	4,500
Conversion of preferred stock to common stock	150,000	150	(150,000)	(150)	-	-		-	-	-
Issuance of warrants for consulting services	-	-	-	-	241,882	-		-	-	241,882
Issuance of warrants for offering costs	-	-	-	-	98,509	-		-	-	98,509
Issuance of warrants for finder’s fees	-	-	-	-	3,900	-		-	-	3,900
Stock-based compensation	-	-	-	-	51,581	-		-	-	51,581
Net loss	-	-	-	-	-	-		-	(3,095,240)	(3,095,240)

Balances at December 31, 2004	29,343,206	29,343	2,000,000	2,000	21,620,796	-		-	(11,015,380)	10,636,759

See next page

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from inception on July 15, 1998 to December 31, 1998
and periods ended December 31, 1999 through 2006 and September 30, 2007
(Unaudited)

									(Deficit)
									accu-
								Deferred	mulated
					Additional	Share		stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-		compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions		sation	ment stage	equity

Issuance of common stock net of offering costs
of $ 278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$	- $	-	$1,660,697
Conversion of warrants to common shares	102,000	102	-	-	85,050	-		-	-	85,152
Issuance of common stock	52,000	52	-	-	(52)	-		-	-	-
Issuance of warrants for agent’s fee	-	-	-	-	49,453	-		-	-	49,453
Issuance of warrants for offering costs	-	-	-	-	14,888	-		-	-	14,888
Stock-based compensation	-	-	-	-	289,533	-		-	-	289,533
Net loss	-	-	-	-	-	-		-	(6,020,166)	(6,020,166)

Balances at December 31, 2005	31,897,206	31,897	2,000,000	2,000	23,717,965	-		-	(17,035,546)	6,716,316
Issuance of common stock net of offering costs
of $ 426,228	6,471,698	6,472	-	-	5,408,860	-		-	-	5,415,332
Conversion of preferred stock to common stock	2,000,000	2,000	(2,000,000)	(2,000)	-	-		-	-	-
Conversion of warrants to common shares	1,762,844	1,763	-	-	1,556,700	-		-	-	1,558,463
Issuance of common stock for options exercised
	52,000	52	-	-	44,413	-		-	-	44,465
Issuance of warrants for agent’s fee	-	-	-	-	45,336	-		-	-	45,336
Stock-based compensation	-	-	-	-	184,085	-		-	-	184,085
Net loss	-	-	-	-	-	-		-	(7,507,866)	(7,507,866)

Balances at December 31, 2006	42,183,748	42,184	-	-	30,957,359	-		-	(24,543,412)	6,456,131

Stock-based compensation	-	-	-	-	89,321	-		-	-	89,321
Net loss	-	-	-	-	-	-		-	(3,385,682)	(3,385,682)

Balances at September 30, 2007	42,183,748	$42,184	-	$-	$31,046,680	$-	$	- $	(27,929,094)	$3,159,770

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

					Cumulative
					from
					inception on
					July 15, 1998
	Three months ended		Nine months ended		to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,467,667)	$(2,004,328)	$(3,385,682)	$(5,816,400)	$(27,929,094)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	77,580	54,948	231,594	133,225	611,989
Common shares issued for consulting services	–	–	–	–	1,033,669
Warrants issued for consulting services	–	–	–	–	404,842
Options issued for consulting services	–	–	–	–	87,968
Stock-based compensation	26,747	38,734	89,321	110,965	647,440
Decrease (increase) in
Amounts receivable	(16,382)	15,745	(21,218)	(44,395)	(81,584)
Prepaid expense and deposits	20,603	43,648	69,496	96,222	(34,320)
Increase (decrease) in
Accounts payable and accrued liabilities	(446,733)	(46,414)	89,832	(24,449)	467,747
Deferred financing cost	(340,640)	-	(1,054,295)	-	(1,054,295)

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(2,146,492)	(1,897,667)	(3,980,952)	(5,544,832)	(25,845,638)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	–	–	–	7,489,823	31,647,476
Stock issued for settlement of debt	–	–	–	–	200,000
Offering costs	–	–	–	(426,228)	(2,974,596)
Net advances from (advances to) affiliates	571,004	273,387	85,650	503,288	(120,795)
Capital lease payments	(2,495)	(3,092)	(7,182)	(7,687)	(20,718)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	568,509	270,295	78,468	7,559,196	28,731,367

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	–	–	–	–	(4,754)
Purchase of investments	(3,761)	(3,535,287)	(937,378)	(10,185,725)	(17,308,986)
Redemption of investments	–	4,303,483	2,504,294	7,023,252	17,233,595
Payment under license agreement	–	–	–	–	(50,603)
Purchase of property and equipment	(2,581)	(6,483)	(362,455)	(153,295)	(1,006,336)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(6,342)	761,713	1,204,461	(3,315,768)	(1,137,084)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
DURING THE PERIOD	(1,584,325)	(865,659)	(2,698,023)	(1,301,404)	(1,748,645)

CASH AND CASH EQUIVALENTS, beginning of period	3,332,970	3,283,418	4,446,668	3,719,163	–

CASH AND CASH EQUIVALENTS, end of period	$1,748,645	$2,417,759	$1,748,645	$2,417,759	$(1,748,645)

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the Company) was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc. In 1999 the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases. As of September 30, 2007, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”). The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development. At September 30, 2007, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to September 30, 2007 of $ 27,929,094.

The Company is subject to all of the risks inherent in an early stage business operating in the biotechnology industry. These risks include, but are not limited to, a limited operating history, limited management resources, and the challenges of bringing a drug through development to approval for sale.

The Company is in the process of raising additional financing from external sources through a public offering of its securities (units comprised of common stock and warrants). In this regard, on July 6, 2007, the Company filed a preliminary prospectus with the securities regulatory authorities in Canada and the United States Securities and Exchange Commission ("SEC") for a potential public offering of $25 million with estimated net proceeds from this offering expected to amount to approximately $21.9 million. As of September 30, 2007 the proposed offering had not closed. The Company is exploring other alternatives for raising additional capital including a smaller public offering. The offering price of the Company’s securities to be offered for sale will be determined at the time of the filing of a final prospectus. If the Company is unable to raise additional capital in the future as required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue one or more of its clinical trials or its operations.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. Unless the Company is able to generate revenues, decrease its expense substantially or raise additional financing, the Company will not have sufficient cash to support its operations beyond January 2008. As noted above, the Company is currently in the process of raising additional financing from external sources through a public offering of its securities. There can be no assurance that the Company will achieve this objective. The consolidated financial statements do not include any adjustments relating to the recoverability and classification or recorded asset amounts or the amounts and classifications of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the SEC on April 16, 2007.

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (including normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. Results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or future operating periods. Significant accounting policies utilized in the preparation of the unaudited interim consolidated financial statements are summarized below:

Basis of consolidation

The consolidated financial statements include the accounts of the Company, its former wholly-owned Canadian subsidiary, Chemokine Therapeutics Inc., through to September 9, 2002, the date of disposal of the subsidiary and its wholly-owned Canadian subsidiary Chemokine Therapeutics (B.C.) Corp. (“CTBCC”)

Revenue recognition

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

On January 1, 2007, the Company adopted Financing Accounting Standard Board (FASB) Interpretation No. 48,

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

The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company does not have any net liabilities recorded related to unrecognized tax benefits at September 30, 2007 and January 1, 2007. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at September 30, 2007, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

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

Foreign currency translation

The Company uses the U.S. Dollar as its functional currency and presents the consolidated financial statements in U.S. dollars using the current rate method. Under the current rate method, the Company translates all assets and liabilities using the exchange rate at the balance sheet date and translates revenues, expenses, gains and losses at the weighted average rates of exchange for the respective periods. Before consolidation, the Company remeasures the financial statements of CTBCC from its local currency of Canadian dollars to its functional currency of U.S. dollars at the end of each reporting period. Monetary items of CTBCC’s financial statements are remeasured by applying the current exchange rate and non-monetary gain or loss in foreign currency upon remeasurement in the foreign exchange gain or loss account in the consolidated statement of operations.

Fluctuations in the relative values of the Canadian and U.S. dollar can affect the reported value of Canadian dollar denominated assets and liabilities on our balance sheet. A strengthening (weakening) Canadian dollar in relation to the U.S. dollar results in higher (lower) reported values for our Canadian dollar denominated assets and liabilities.

During the nine months ended September 30, 2007, the Company recorded a foreign exchange gain of $ 449,734. These gains principally resulted from short-term investment and foreign currency transactions.

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). Pursuant to EITF 07-3, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for contracts entered into in years beginning after December 15, 2007, and is to be applied prospectively for contracts entered into on or after the effective date. The Company will adopt these new requirements on January 1, 2008. The Company has not yet determined the effect of the Company’s consolidated financial statements, if any, upon adoption of EITF 07-3, but does not expect the adoption of EITF 07-3 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	DEFERRED FINANCING

Deferred financing costs

Costs relating to the Company’s planned public offering have been recorded as deferred financing costs. On completion of this public offering, these costs will offset the proceeds of the offering in additional paid-in capital. Deferred financing costs incurred to September 30, 2007 amount to $ 1,054,295 and consist of approximately $ 864,361 for legal fees and approximately $ 189,934 for printing, translations, travel, and miscellaneous expenses. Some of the deferred financing costs may have to be written off as expenses if the proposed financing is not completed successfully.

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	CAPITAL STOCK

Authorized

As approved by the Company’s stockholders, on May 11, 2007, the Company filed an amendment to its certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 common shares with a par value of $0.001 per share to 200,000,000 common shares with a par value of $0.001 per share.

Common stock

During the nine month period ended September 30, 2007, there were no shares of common stock issued.

Warrants

During the nine month period ended September 30, 2007, there were no warrants issued or exercised.

The following table summarizes information regarding stock purchase warrants outstanding at September 30, 2007:

	Number
	outstanding
Exercise	and	Expiry
price	exercisable	Dates

$ 1.01 (Cdn$ 1.00)	500,000	December 2007
1.26 (Cdn$ 1.25)	350,000	March 2008
1.25	818,500	November 2007
1.35	15,000	November 2007
1.50	40,000	November 2007

	1,723,500

Common stock reserved for future issuances
Common stock reserved for future issuances as of September 30, 2007 is as follows:

Outstanding stock options	2,802,000
Stock options available for grant	1,696,416
Outstanding stock purchase
warrants	1,723,500

6,221,916

As discussed in Note 2, “Significant Accounting Policies”, effective January 1, 2006 the Company adopted the fair value recognition provisions for stock-based awards granted to employees using the modified-prospective transition method provided by SFAS No. 123R.

The Company has a stock option plan under which options to purchase shares of common stock of the Company may be granted to employees, directors and consultants. Stock options entitle the holder to purchase common stock at a subscription price determined by the Board of Directors at the time of the grant. Options vest 4% at the time of grant and then at 4% per month for 24 months, at which time the options are fully vested. Options generally expire 5 years from the date of grant

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	STOCK-BASED COMPENSATION

The maximum number of shares of common stock authorized by the stockholders and reserved and available for issuance by the Company under the stock option plan is 4,498,416. The compensation cost that has been charged against income for the nine month period ended September 30, 2007 for this plan was $ 89,321, which would be classified as research and development or general and administrative expenses based on the classification of cash compensation paid to the same employees in the amounts of $ 11,415 and $ 77,906, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2007 and September 30, 2006:

	Nine months ended
	September 30,
	2007	2006

Expected term (in years)	5	5
Expected volatility	58%	22%
Risk-free interest rate	4.64%	4.7%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$ 0.34	$ 0.26

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

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	STOCK-BASED COMPENSATION - continued

A summary of the Company’s stock option activity for the nine months ended September 30, 2007 is presented in the following table:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value

Outstanding, January 1, 2007	2,547,000	$0.92
Granted	360,000	0.78
Expired	(105,000)	1.08

Outstanding, September 30,
2007	2,802,000	$1.02	3.0	$0.0

Exercisable, September 30,
2007	2,414,600	$1.06	2.3	$0.0

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.69 as of the last business day of the period ended September 30, 2007, which would have been received by the optionees had all options been exercised on that date. As of September 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $ 80,736 which is expected to be recognized over a weighted average period of 1.1 years. During the nine months ended September 30, 2007, the total intrinsic value of stock options exercised was $ nil and the total fair value of options vested was $ 89,321.

A summary of the status of the Company’s nonvested shares as of September 30, 2007, and changes during the period ended September 30, 2007, is presented below:

		Weighted
		average
Nonvested Shares	Shares	grant-date fair
		value

Nonvested at January 1, 2007	408,160	$0.29
Granted	360,000	0.37
Vested	(379,160)	0.36
Expired	(1,000)	0.41

Nonvested at September 30, 2007	388,000	$0.33

The Company issues shares of common stock upon exercise of stock options from the treasury shares.

6.	RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2007, the Company paid $ nil (2006 - $ 2,965,555) to Globe Laboratories Inc. (“Globe Laboratories”), a corporation controlled by Dr. Hassan Salari, the Company’s former Chief Executive Officer, for research activities performed on behalf of the Company under the terms of a development agreement. Pursuant to the development agreement, the Company engaged Globe Laboratories to perform certain research activities on the basis of operating cost plus a 2% margin. The Company terminated the development agreement with Globe Laboratories effective on January 1, 2007.

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

6.	RELATED PARTY TRANSACTIONS - continued

On January 1, 2007, the Company entered into a Purchase Agreement pursuant to which Globe Laboratories agreed to sell certain assets, consisting mainly of laboratory equipment and leasehold improvements, to the Company’s wholly-owned subsidiary CTBCC for consideration of $CDN 375,935 based on the fair market value of these assets as determined by an independent appraisal. In connection with this acquisition, the Company terminated the development agreement with Globe Laboratories and did not incur any early termination obligations with Globe Laboratories. In accordance with the terms of the Purchase Agreement, the majority of the former employees of Globe Laboratories were hired by CTBCC. CTBCC and Globe Laboratories also entered into a definitive agreement which provided for the assignment of a partial sublease by Globe Laboratories in respect of a definitive agreement that provided for the assignment of a partial sublease by Globe Laboratories in respect of approximately 5,400 square feet of laboratory space located at the University of British Columbia to CTBCC. The purchase price of $CDN 375,935 was to be partially paid on January 10, 2007 by a non-interest bearing promissory note in the amount of $CDN 125,312 which was paid on January 10, 2007 and by issuing an interest bearing promissory note in the amount of $CDN 250,623 which was offset against amounts that were receivable from Globe Laboratories as at December 31, 2006.

In accordance with the termination of the development agreement, the parties agreed that certain adjustments were to be made with respect to the period from January 1, 2005 to December 31, 2006, taking into account advances made by the Company and CTBCC to Globe Laboratories and other items requiring adjustments among the Company, Globe Laboratories and CTBCC. These adjustments were to be resolved by February 28, 2007. On May 15, 2007, the Company finalized these adjustments and entered into a Settlement Agreement with Globe Laboratories resolving all such adjustments.

Pursuant to the terms of the Settlement Agreement, the Company recovered a total of approximately $ 969,160 in costs and fees from Globe Laboratories related to scientific research and experimental development tax credits for the 2006 and 2005 tax years. Globe Laboratories paid the Company net cash amounts of $ 390,492 ($CDN 457,500) and $ 578,668 ($CDN 612,347), representing recovered costs and fees from Globe Laboratories, the discharge of amounts that were receivable as of December 31, 2006 from Globe Laboratories, offset by the cancellation of the promissory note payable due to Globe Laboratories.

The recovered costs and fees of $ 969,160 were recorded as a reduction of research and development expenses in the nine month period ended September 30, 2007.

Globe Laboratories also agreed under the terms of the Settlement Agreement to assign all of its right, title and interest in and to a certain patent to the Company to discharge all remaining amounts that were receivable as of December 31, 2006 from Globe Laboratories. In the event that the patent was not assigned to the Company on or prior to June 30, 2007, Globe Laboratories will be obligated to pay the Company a cash payment of $CDN 187,767. The Company subsequently granted Globe Laboratories an extension through November 30, 2007 to assign this patent to the Company. As of September 30, 2007, the cash value of the patent of $ 167,687 ($CDN 187,767) is included as a receivable from Globe Laboratories.

During the nine month period ended September 30, 2007, the Company paid board compensation to its non-executive directors totaling $ 80,375 (2006 - $ 65,500), which are included in general and administrative expense.

During the nine month period ended September 30, 2007 the Company paid consulting fees of $1,800 (2006 -$ nil) to a Director for reviewing of a certain patent application.

During the nine month period ended September 30, 2007, the Company paid rent of $ nil (2006 - $ 10,543) to Salari Enterprises Ltd., a corporation controlled by Dr. Hassan Salari, the Company’s former Chief Executive Officer. The tenancy was terminated on June 30, 2006.

During the nine month period ended September 30, 2007, the Company paid consulting fees of $ 2,209 (2006 - $ 22,738) to a company controlled by a family member directly related to Dr. Hassan Salari, the Company’s former Chief Executive Officer, for website administration. The Company ceased using these consulting services in January 2007.

CHEMOKINE THERAPEUTICS CORP.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	COMMITMENTS

Contractual agreements

The Company has entered into various research and development agreements with non-affiliated third parties to perform research and development services on its behalf. As at September 30, 2007, the Company is committed to pay $ 517,469 in respect of contractual agreements in the next six months based on invoices submitted as services are provided in accordance with the contractual agreements.

Lease agreements

On October 31, 2007, the Company surrendered an operating lease for approximately 2,200 square feet of its laboratory space.

The Company leases office premises and a vehicle under operating leases which expire on July 31, 2008 and December 28, 2008, respectively. The Company is obligated to make the following minimum lease payments under its operating leases in each of the fiscal years ending December 31:

2007	$57,500
2008	123,000

$180,500

During the nine month period ended September 30, 2007, the Company incurred rent expense due to operating leases of $ 179,454 (2006 - $ 80,743), which is included in research and development expense and general and administrative expense in the consolidated statement of operations.

8.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). U.S. GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”). The material differences between U.S. GAAP and Canadian GAAP are as follows:

Consolidated statement of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss under U.S. GAAP	$(1,467,667)	$(2,004,328)	$(3,385,682)	$(5,816,400)
Stock-based compensation fair
value basis under U.S.
GAAP(i)	26,747	38,734	89,321	110,965
Stock-based compensation fair
value basis under Canadian
GAAP(i)	(37,532)	(48,871)	(129,298)	(117,060)

Net loss under Canadian GAAP	$(1,478,452)	$(2,014,465)	$(3,425,659)	$(5,822,495)

Loss per share under Canadian
GAAP	$(0.04)	$(0.05)	$(0.08)	$(0.15)

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

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

Limited Operating History

     We have incurred significant losses since our inception in July 1998. As of September 30, 2007, our accumulated deficit was approximately $28 million. We recognized net losses of $7,507,866 and $6,020,166 in the fiscal years ended 2006 and 2005, respectively, and $3,385,682 for the nine months ended September 30, 2007. We expect to continue to incur net losses in the near term as we fund clinical trials and until such time as product sales or royalty payments, or both, generate sufficient revenues to fund continuing operations. We expect to continue incurring annual losses in the process of further developing our products.

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

     Effective January 1, 2007, we acquired certain assets of Globe Laboratories, consisting mainly of laboratory equipment and leasehold improvements, through our wholly-owned subsidiary Chemokine Therapeutics (B.C.) Corp., or CTBCC, a company incorporated under the laws of the Province of British Columbia, for consideration of CDN $375,935 reflecting the fair market value of these assets as determined by an independent appraisal. We no longer use Globe Laboratories for research and development services. We did not incur any early termination obligations by terminating our agreement with Globe Laboratories. CTBCC and Globe Laboratories also entered into a definitive agreement which provided for the assignment to CTBCC of a partial sublease by Globe Laboratories in respect of approximately 5,400 square feet of laboratory space located at the University of British Columbia. In accordance with the terms of the agreement, the majority of the former employees of Globe Laboratories have been hired by CTBCC. The purchase of the assets of Globe Laboratories and the acquisition of its key staff allows us to have direct control and management of our research and development activities.

     Through our location on the campus of the University of British Columbia and our affiliation with the University of British Columbia, we have access to a wide range of equipment and scientific facilities, such as the University of British Columbia’s animal facility. This allows us to minimize costs while maintaining quality. We sub-lease 3,600 square feet of office space as well as 3,200 square feet of laboratory space at the University of British Columbia.

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

     We do not currently have sufficient funds to continue pursuing our research and development activities beyond January 2008. If we are unable to secure additional capital to fund our continuing operations, we will not be able to continue our research and development efforts.

Assuming we secure additional capital, our product research and development plan over the next twelve monthsis summarized as follows:

  complete the current Phase I/II clinical trial of CTCE-9908 in Canada;

  file an IND and CTA(s) for a randomized Phase II clinical trial(s) for

  CTCE-9908;

  commence a Phase II clinical trial using CTCE-9908 for liver cancer in the United States, Canada, and other countries;

  commence a Phase II clinical trial using CTCE-9908 for ovarian cancer in the United States and Canada;

  continue clinical development of CTCE-0214 for neutrophil and stem cell mobilization; and

  complete candidate selection for CTCE-0324, which will include preclinical experiments to establish preliminary safety and efficacy.

     Clinical development timelines, likelihood of success and total costs vary widely. We anticipate that we will make determinations as to which research and development projects to pursue and how much funding to direct to each of the three projects on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of its market potential.

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

Critical Accounting Policy

     Our discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Differences between U.S. and Canadian GAAP are presented in Note 8 to our annual financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in Note 2 to our annual financial statements, we believe the following accounting policy to be critical.

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

     As of September 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $80,736, which is expected to be recognized over a weighted average period of approximately 1.1years.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenues.

     We had no revenues in the three months ended September 30, 2007 and in the three months ended September 30, 2006.

Research and development.

     Research and development expenses include contract research, manufacturing, laboratory supplies, and staff salaries. Research and development expenses were $778,296 during the three months ended September 30, 2007, compared to $1,464,591for the three months ended September 30, 2006. The decrease of $686,295 in research and development expenses in the comparative three month period was primarily attributable to reduced expenditures for CTCE-0214 of $355,394 relating to the deferral of dose escalation studies, $174,225 for CTCE-0324, $50,565 for CTCE-9908, and $106,111 for other research and development expenses.

     Direct costs for CTCE-9908 were $483,181 for the three months ended September 30, 2007 compared to $533,746 for the three months ended September 30, 2006. The decrease of $50,565 was due to a decrease in preclinical studies.

     Direct costs for CTCE-0214 were $57,769 for the three months ended September 30, 2007 compared to $413,163 for the three months ended September 30, 2006. The decrease of $355,394 in CTCE-0214 direct costs in the current period reflects a reduction of spending on preclinical studies in keeping with a progression to a clinical phase of development.

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

General and administrative.

     General and administrative expenses for the three months ended September 30, 2007 were $751,887, compared to $525,351 for the three months ended September 30, 2006. The increase of $226,536 was primarily in respect of increased salaries and travel expenditures.

Interest income.

     Interest income was $26,483 for the three months ended September 30, 2007 compared with $93,938 for the three months ended September 30, 2006. The decrease of interest income of $67,455 was due to decreases in short-term investments and cash equivalents.

Foreign exchange gain (loss)

     Foreign exchange gain was $140,360 for the three months ended September 30, 2007, compared to a loss of $14,643 in the three months ended September 30, 2006. These gains principally resulted from short-term investments and foreign currency transactions and the strengthening of other currencies against the U.S. currency.

Net loss.

     We incurred a net loss of $1,467,667 ($0.03 per share) for the three months ended September 30, 2007 compared to a net loss of $2,004,328 ($0.05 per share) for the three months ended September 30, 2006. The decrease in our net loss was principally caused by the decrease in research and development expenditures.

Nine months Ended September 30, 2007 and 2006

Revenues.

     We had no revenues in the nine months ended September 30, 2007 and in the nine months ended September 30, 2006.

Research and development.

     Research and development expenses were $1,098,881 for the nine months ended September 30, 2007, a decrease of $2,801,826 from the $3,900,707 for the nine months ended September 30, 2006. $969,160 of this decrease in research and development expenses in the current nine month period was attributable to the recovery of costs of $506,911 for fiscal 2005 and $462,249 for fiscal 2006 from Globe Laboratories Inc. under the terms of the development agreement with Globe Laboratories which was terminated by us on January 1, 2007 as well as the terms of the settlement agreement with Globe Laboratories. Our normalized research and development costs, excluding the above mentioned cost recoveries would have amounted to $2,068,041 for the nine months ended September 30, 2007 compared to $3,900,707 for the corresponding period in 2006. The decrease of $1,832,666 was attributable to a reduction of spending on our early stage compounds, while continuing efforts with our compound CTCE-9908. Research and development expenses include contract research, manufacturing, laboratory supplies, and staff salaries.

     The recovery of costs referred to above amounting to $969,160 has been applied to CTCE-9908. As a result we recorded direct costs for CTCE-9908 of $316,319 for the nine months ended September 30, 2007, which included preparatory and clinical trial costs of the Phase I/II clinical trial currently underway, and related manufacturing of compound. This compares to expenditures of $1,375,260 for the nine months ended September 30, 2006. The decrease of $1,058,941 in direct costs for CTCE-9908 in the current period was primarily attributed to clinical trial startup costs, production of drug supplies, and supportive and analytical work that was incurred in the comparative quarter in 2006.

     Direct costs for CTCE-0214 were $315,618 for the nine months ended September 30, 2007 compared to $1,483,067 for the nine months ended September 30, 2006. The decrease of $1,167,449 in CTCE-0214 direct costs in the current period reflects a reduction of spending on preclinical studies in keeping with a progression to a clinical phase of development.

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

General and administrative.

     General and administrative expenses for the nine months ended September 30, 2007 were $2,541,487, compared to $2,215,003 for the nine months ended September 30, 2006. The net increase of approximately $326,484 was in respect of increases in expenses of approximately $606,000 consisting of approximately $350,000 for legal, audit, patent, professional fees and investor relations and approximately $256,000 for various other expenses, offset against decreases in business development expenses of approximately $280,000.

Interest income.

     Interest income was $125,867 for the nine months ended September 30, 2007 compared with $255,190 for the nine months ended September 30, 2006. The decrease of interest income of $129,323 was due to decreases in short-term investments and cash equivalents.

Foreign exchange gain (loss)

     Foreign exchange gain was $449,734 for the nine months ended September 30, 2007, compared to $288,309 in the nine months ended September 30, 2006. These gains principally resulted from short-term investments and foreign currency transactions and the strengthening of other currencies against the US currency.

Net loss.

     We incurred a net loss of $3,385,682 ($0.08 per share) for the nine months ended September, 2007 compared to a net loss of $5,816,400 ($0.15 per share) for the nine months ended September 30, 2006. The decrease in our net loss was principally caused by the decrease in research and development expenditures of $969,160 as described above. If these cost recoveries were excluded then our net loss for the nine months ended September 30, 2007 would have been $4,354,842 ($0.10 per share).

Liquidity and Capital Resources

     Since our inception, we have financed substantially all of our operations through the private and public offerings of equity securities. We have received a total of $28.6 million from private offerings of our equity securities. In December 2004, we completed the initial public offering of shares of our common stock. Gross proceeds from the offering, including the from the exercise of the underwriters’ over-allotment option, were approximately $15.2 million (CDN $18.4 million) with net proceeds to us of approximately $13.3 million after agents’ commissions of approximately $1.1 million and $762,000 of expenses in connection with the offering (including legal, accounting, translation, filing fees and printing costs). In March 2006, we issued 6,471,698 shares of common stock in a private placement transaction for gross proceeds of approximately $5.9 million (CDN $6.9 million) and net proceeds of approximately $5.4 million after offering costs.

     At September 30, 2007, we had approximately $1.8 million in cash and cash equivalents and short term investments on hand, compared to approximately $6.1 million as of December 31, 2006, a decrease of $4.3 million. Our working capital at September 30, 2007 was approximately $1.5 million, compared to approximately $5.9 million at December 31, 2006, a decrease of $4.4 million.

     For the twelve months ended December 31, 2006, we used net cash of $6,994,020 in operating activities comprising the majority of the net loss for the period of $7,507,866. Cash generated from financing activities for the twelve months ended December 31, 2006, was $6,890,424 and includes net proceeds of $5,460,668 from our March 22, 2006, private placement and $1,602,927 from the exercise of warrants and options. For the three months ended September 30, 2007 cash used in operating activities amounted to $2,146,492 compared to $1,897,667 of cash used in operating activities for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and September 30, 2006, we used $3,980,952 and $5,544,832, respectively, in operating activities.

     Pursuant to a Settlement Agreement entered into with Globe Laboratories on May 15, 2007, Globe Laboratories paid the Company net cash amount of $390,492 ($CDN 457,500), and $578,668 ($CDN 612,347) representing recovered costs and fees from Globe Laboratories, the discharge of amounts that were receivable as of December 31, 2006 from Globe Laboratories, offset by the cancellation of the promissory note payable due to Globe Laboratories.

     We believe that our cash and cash equivalents and short term investments on hand will be sufficient to fund operations only through January 2008 unless we take significant steps to scale back our operations. If we are unable to raise additional capital in the near term, we will need to cease operations or reduce, cease or delay our research and development programs and significantly adjust our current business plan. Without additional funding, it is unlikely that we will be able to continue as a going concern.

     On July 6, 2007, we filed a preliminary prospectus with the securities regulatory authorities in Canada and a corresponding registration statement with the United States Securities and Exchange Commission. These filings provide for the potential public offering of our securities in Canada and the United States of up to an aggregate offering of $25 million with estimated net proceeds of approximately $21.9 million. As of September 30, 2007, such offering had not closed. We are exploring other alternatives for raising additional capital including a smaller public offering. However, there can be no assurance that adequate additional financing will be available to us on terms that we deem acceptable, if at all.

     Costs relating to our planned public offering have been recorded as deferred financing costs. On completion of this public offering, these costs will offset the proceeds of the offering in additional paid-in capital. Deferred financing costs incurred to September 30, 2007 amount to $ 1,054,295 and consist of approximately $ 864,361 for legal fees and approximately $ 189,935 for printing, translations, travel, and miscellaneous expenses.

Some of the deferred financing costs may have to be written off as expenses if the proposed financing is not completed successfully.

     Even if we are successful in raising additional capital in the short term, we will need to continue raise additional capital in the future to fund our continuing operations. If we are unable to raise additional capital in the future as required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

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

  the costs and timing of regulatory approval;

  the costs of establishing or contracting for manufacturing, sales and marketing capabilities;

  the costs of expanding our facilities to support our operations;

  the effect of competing technological and market developments; and

  the terms and timing of any collaborative, licensing and other arrangements that we may establish.

     We intend to seek additional funding in future through licensing arrangements or through public or private financings. However, such additional financing may not be available to us on acceptable terms, or at all, and we may not be able to enter into licensing arrangements on terms that are favorable to us, if at all.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Risk Factors

     Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The risk factors set forth below, the risk factors disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, in addition to the other information set forth in this Quarterly Report on Form 10-QSB, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

     If we are unable to raise additional capital in the near term, we will need to cease operations or reduce, cease or delay our research and development programs and significantly adjust our current business plan, and without additional funding it is unlikely that we will be able to continue as a going concern.

     At September 30, 2007, we had approximately $1.8 million in cash and cash equivalents and short term investments on hand and working capital of approximately $1.5 million. We believe that our cash and cash equivalents and short term investments on hand will be sufficient to fund operations only through January 2008 unless we take significant steps to scale back our operations. While we are exploring various alternatives for raising additional capital, there can be no assurance that such efforts will be successful. If we are unable to raise additional capital in the near term, we will need to cease operations or reduce, cease or delay our research and development programs and significantly adjust our current business plan. Without additional funding, it is unlikely that we will be able to continue as a going concern.

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

  our ability to raise additional capital;

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

  reimbursement by third party and government payors; and

  our ability to protect our intellectual property and conduct our business without infringing patents of others.

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

ITEM 3.	CONTROLS AND PROCEDURES

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

     Our management has completed two consecutive quarters of testing and has confirmed the effectiveness of the measures implemented in the second quarter of 2007.

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

CHEMOKINE THERAPEUTICS CORP.

Dated: November 14, 2007	/s/ BASHIR JAFFER
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

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Richard Piazza, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, of Chemokine Therapeutics Corp.;

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

Date: November 14, 2007	/s/ C. RICHARD PIAZZA

C. Richard Piazza
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bashir Jaffer, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, of Chemokine Therapeutics Corp.;

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

Date: November 14, 2007	/s/ BASHIR JAFFER
Bashir Jaffer
Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS
ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I, C. Richard Piazza, Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ C. RICHARD PIAZZA
C. Richard Piazza
Chief Executive Officer

November 14 , 2007

Exhibit 32.2

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS
ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I, Bashir Jaffer, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ BASHIR JAFFER
Bashir Jaffer
Chief Financial Officer

November 14 , 2007