Form 10KSB
period 2007-12-31
CHEMOKINE THERAPEUTICS CORP
filed 2008-04-07
CIK 1092959

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[  ]

State issuer’s revenues for its most recent fiscal year.  $NIL

As of March 6, 2008, the approximate aggregate market value of voting and non-voting stock held by non-affiliates of the issuer was $4,774,169. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2008, there were 47,433,748 shares of the issuer’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the issuer’s definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2008, which definitive proxy statement will be filed not later than 120 days after the end of the fiscal year to which this report relates.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ]

CHEMOKINE THERAPEUTICS CORP.

2007 ANNUAL REPORT ON FORM 10-KSB

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

New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  You are urged to consider these factors carefully in evaluating the forward-looking statements herein and are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by this cautionary statement.  We assume no obligation to update any forward-looking statements after the date of this Annual Report as a result of new information, future events or developments, except as required by federal securities laws.

All references to “$” or “dollars” in this Form 10-KSB are to U.S. dollars unless otherwise noted.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

We are an early stage development biotechnology company with a focus on the development of peptide-based drugs for human diseases. In particular, we focus on the area of chemokines, small proteins that regulate a large number of physiological functions mainly in relation to the immune system. We are at various stages in research and development of five drug candidates. Two of our drug candidates are in human clinical trials. Our two lead drug candidates, CTCE-9908 and CTCE-0214, are being investigated for the treatment of cancer and for neutrophil and stem cell mobilization, respectively. Our other three drug candidates are in preclinical development in the areas of neovascularization (CTCE-0324), wound healing (CTCE-0422), and stroke prevention (CTCE-0501). In addition, we maintain drug discovery programs to identify potential new drug candidates.

Our objective is to further develop our discovered drug candidates that target chemokine receptors through Phase II clinical trials. Provided that we reach this stage with individual drug candidates, we intend to enter into agreements with larger biotechnology and pharmaceutical companies to license or co-develop our drug candidates through Phase III and Phase IV clinical trials. In some circumstances, when appropriate, we may license a product to a partner at an earlier stage. When our drug candidates are ready for commercialization, we intend to license the marketing rights of our product candidates to companies with existing infrastructure for the marketing of pharmaceutical drugs.

All of our products use established drug synthesis techniques that do not involve biological products or processes during production. As a completely synthetic compound, all of our regulatory filings to the FDA are handled by the Center for Drug Evaluation and Research, or CDER.

Chemokine Therapeutics Corp. (“Chemokine” or the “Company”) was founded on July 15, 1998. We are incorporated under the laws of the State of Delaware. We have a wholly-owned subsidiary in British Columbia, Chemokine Therapeutics (B.C.) Corp.(“CTBCC”), a company incorporated under the laws of the Province of British Columbia.

Our Drug Development Overview

We developed a unique approach to discovering chemokine-based drug candidates founded on the technology first licensed from the University of British Columbia. Even though chemokines occur naturally in the body, the majority of chemokines in their natural state are not suitable for use as therapeutic drugs due to their instability and potential side effects such as allergic reactions, fever and bone pain. The technology licensed from the University of British Columbia provided for the production of SDF-1 analogs that targeted CXCR4. Using this technology as a basis, we have developed techniques and processes to generate small novel versions, or analogs, of natural chemokines. These analogs designed to copy or mimic the function of chemokines are known as agonists and those designed to inhibit their function are known as antagonists. While these analogs function similarly to natural chemokines, we believe these analogs overcome the limitations of natural chemokines and do not possess their side effect profiles as described previously. Therefore we believe that these analogs could potentially be used as therapeutic drugs. We have designed several hundred of these analogs and have tested them of which five have been selected as drug candidates. We consider two of these compounds, CTCE-9908 and CTCE-0214, lead product candidates, each of which is currently undergoing testing in clinical trials. We are testing CTCE-9908 as a cancer therapy and CTCE-0214 for neutrophil and stem cell mobilization. We have completed preliminary preclinical testing of our CTCE-0324 product candidate and have preliminary results indicating its promise in treating peripheral arterial disease. We plan to continue to test CTCE-0324 in animal models emulating peripheral arterial disease once the two lead products are licensed.

The scope of our drug development activities includes:

•

proof of efficacy and preclinical development;

•

Phase I and Phase II clinical trials;

•

contemplated partnership with other established pharmaceutical companies with marketing infrastructure and expertise to further develop through Phase III and IV clinical trials and commercialize our product candidates, and,

•

Drug manufacturing scale-up and preliminary drug formulation optimization.

The Chemokine Business Model and Our Proprietary Drug Discovery Approach

Chemokine’s drug development approach is based on developing a successful and sustainable biotechnology company through the implementation of strategic direction and an organizational model suitable for an emerging biotechnology company engaged in the high risk area of discovery and development of new drugs for commercialization.

A strategy that provides the greatest potential for success for an emerging biotechnology company such as ours involves using a focused strategy. Chemokine intends to introduce products in an area where the entry barriers are low with the aim of generating a source of cash flow early with a focus on a specific market niche where the product would serve a clear unmet medical need while translating the preclinical work directly into a clinical trial setting. We intend to capitalize on our product CTCE-9908 where metastasis and anti-angiogenesis represents a unique bimodal therapeutic approach with no other competing companies exploring this specific opportunity. The CXCR4/SDF-1 axis represents a considerable commercial opportunity with more than 31 various solid tumour types potentially being targeted. CTCE-9908 represents the potential for a new therapeutic approach for oncologists to manage cancer by limiting the growth of established micro metastasis and the further dissemination of the disease.

Specifically, we have adopted a virtually integrated strategy that would represent a significantly lower risk than a fully integrated strategy by limiting our efforts to the clinical development phase of the value chain. The strategy, although limiting the potential financial gains, also significantly reduces the risk involved in a commitment to early discovery and late stage development, commercial manufacturing, and marketing. The strength of this strategy is that it limits the resources expended for early stage drug discovery and late stage development where the impact of failure is the greatest. Chemokine intends to function as a “lean organization”, outsourcing critical functions to service providers in an attempt to advance programs from discovery through early clinical development, with the potential of out-licensing at any stage of development in the value chain.

This strategy will allow Chemokine to focus on their product early development core competencies while relying on a corporate partner to carry the drug through late stage development and marketing while providing the greatest opportunity for early revenue streams.

This drug development approach combines  six key elements which, together, provide the Company with the potential to become a true platform technology company, leveraging its strengths, minimizing its risks, while balancing the potential for early revenues as a biotechnology company developing chemokine based drugs. This drug development strategy can be summarized as follows:

1.

Focus on the development of identified Chemokine based drug candidates;

2.

Partner drug candidates early and often.  While many biotechnology companies wait until the end of Phase II to partner in an attempt to maximize value, we favour a more diversified approach whereby we partner more compounds and arguably take less upside while at the same time the risk of late stage failure is mitigated. With the current basket of products under development, we will partner these programs before the end of Phase II, especially where development of a drug candidate is expected to be expensive, lengthy, or carry considerable risk of failure.

3.

Develop a diversified pipeline of compounds utilizing expertise from in-house as well as the network of external key opinion leaders.;

4.

Remain as a virtually integrated (lean) company, resisting any forward or backward integration initiatives while taking advantage of highly talented and experienced service providers;

5.

Aggressively protect intellectual property through extensive patent coverage.

6.

Opportunistically seek out in-licensing opportunities of complementary technology and products.

Chemokines are a recently discovered family of small, soluble proteins, structurally related to cytokines. Cytokines are a group of proteins that are used by the body as signaling compounds. These chemical signals allow for cell to cell communication similar to hormones and neurotransmitters. They are particularly important in the immune system and are critical during embryo development. Chemokines specifically assume a range of important functions in the human body, mainly in relation to the immune system. Among other functions, chemokines are responsible for blood cell formation through stem cell growth and differentiation. In addition, chemokines participate in white blood cell mobilization and in the initiation of other immune responses. They are produced and released by a wide variety of cell types.

In addition to their designated natural functions, chemokines have been found to play an important role in a variety of prominent and critical diseases. There is a growing focus in the scientific community on chemokine involvement in cancer, both at the level of blood vessel generation and metastasis, in viral infections such as HIV and in autoimmune diseases, as evidenced by studies in an increasing number of research publications and articles. The mechanism of chemokine action always involves initial binding to specific receptors on target cells, such as white blood cells. In this capacity, drugs derived from chemokines are designed in a manner to bind and block the receptor (antagonist) or bind and activate the receptor (agonist). An antagonist will prevent the cell from receiving a signal from one or more chemokines. As an example, when the antagonist CTCE-9908 binds to the receptor CXCR4 it stops cancer cells from receiving a signal to migrate. If the chemokine is designed as an agonist, such as CTCE-0214, it will bind to the receptor and trigger other intracellular signaling events. The event leads to a further signaling cascade that generates responses like cell movement and changes in cell adherence.

To date, nearly fifty different human chemokines and nineteen human cell receptors have been identified and described. One of these identified chemokines is SDF-1. We utilize peptide technologies known as solid phase synthesis to design peptide drugs that are analogs of chemokines, such as SDF-1, and others that target specific chemokine receptors. However, we believe the same technology of designing and production by solid phase synthesis is also applicable to other cytokines, hormones and growth factor-based compounds. We believe that the same process used to develop SDF-1 agonists and antagonists could be used to develop other chemokines such as PF4, IL-8, IP-10, Mig, I-TAC, as well as others.

As several chemokines normally interact with a specific receptor and certain chemokines can interact with several receptors, the apparent complexity and redundancy in the human system makes the identification of effective drug candidates difficult. The principal challenge is to identify which chemokines and receptors should be targeted to produce the desired effects.

Of particular interest to us are drug candidates that are believed to have important therapeutic properties, a clear path to development, with validated quantifiable clinical trial endpoints, which potentially represent large unmet markets. Each of the products listed in our pipeline has the potential to address markets measured in the billions of dollars

Our Pharmaceutical Drug Candidates

The chart below sets out our drug candidates and their respective stages of development:

Product		Indication	Research/ Preclinical	Phase I	Phase II	Phase III	Market

1.	CTCE-9908	Cancer Therapy

2.	CTCE-0214	Hematological support; neutrophil, platelet and stem cell mobilization

3.	CTCE-0324	Peripheral Arterial Disease

4.	CTCE-0422	Wound Healing

5.	CTCE-0501	Stroke Prevention

CTCE-9908 (Anti-Metastasis and  Anti-Angiogenesis)

When a cancer spreads from its original primary tumor site to another area of the body, it is referred to as metastatic cancer. This process involves the complex interaction of many factors, including the type of cancer, the degree of maturity of the tumor cells, the location and how long the cancer has been present, as well as other factors not completely understood. To date, most therapeutic approaches focus on techniques that affect the primary tumor. Surgery, chemotherapy, and radiation are the common techniques used to treat the primary tumor with limited success on the spread or metastatic process. According to Nature Reviews Cancer (2006), the metastatic process associated with cancer accounts for more than 90% of cancer-related deaths. There are currently no drugs approved that specifically target the metastatic process.

In a paper published by Frances Balkwill in the 2004 edition of Nature Reviews Cancer, there are at least 23 types of cancer that express the CXCR4 receptors on the cell surface. As these cancer cells detach from the primary tumor and circulate throughout the body, they stop in the blood vessels of organs that produce high levels of the chemokine SDF-1. SDF-1 binds to CXCR4 receptors and induces both the metastatic process, whereby new cancer cells migrate into normal tissue, and blood vessels are generated, which leads to the development of new sites of cancer.

Preclinical studies have shown that CTCE-9908 is an antagonist (blocks binding) of the CXCR4 receptor. Blocking of the CXCR4 receptor reduces the migration and infiltration of the cancer cells to other normal tissues, with the potential to reduce the spread of cancer throughout the body. Figure 1 below describes the role of SDF-1, and its receptor CXCR4. CTCE-9908, which acts like SDF-1, has demonstrated its ability in preclinical testing to bind the CXCR4 on the tumor cells that are shed into the circulatory system thereby blocking their continued migration to other tissues rich in SDF-1 such as the liver, lungs and bone marrow. In addition, CTCE-9908 has also been shown in preclinical studies to impair the development of blood vessels that are needed to support the continued growth of the primary tumor and future metastatic sites of disease. The graphics below shows the role of SDF-1 in the cancer metastasis process.

Figure 1

The Role of SDF-1 in Cancer Metastasis

Lung
2.
Cancer cells migrate to tissue with a high SDF-1 concentration
Primary tumor
1.
Cancer cells detach and migrate to blood vessel
Liver
3.
Cancer cells accumulate and form new tumour
Bone

Signaling
SDF-1
binding
SDF-1
Receptor
An antagonist that blocks SDF-1 binding to cell receptors, preventing the formation of metastastic tumours
CTCE-9908
Cancer cell/ EPC

Based on our laboratory studies in animal models, we believe CTCE-9908 has the potential to reduce or delay the metastatic process. In several animal models we have demonstrated that CTCE-9908 can block the steps involved in the metastatic cascade. We are developing CTCE-9908 to target specific types of cancer that we believe best respond to this form of therapy. We intend to initially test CTCE-9908 in cancers with high metastatic potential such as ovarian cancer, prostate cancer, and breast cancer.

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

In our animal models, we have discovered that CTCE-9908:

•

reduces Non Small Cell Lung Cancer metastasis to the lungs by approximately 68%;

•

reduces bone cancer metastasis to the lungs by approximately 67%;

•

reduces skin cancer metastasis to the lungs by approximately 55%;

•

reduces prostate cancer metastasis by approximately 61%;

•

reduces primary breast cancer by 80% and metastasis of breast cancer by 90%; and

•

reduces fibrosarcoma metastasis to tissues outside the lungs by more than 90%.

Preclinical Study

CTCE-9908 Effect on the Metastasis of Prostate Cancer

A) Distant Metastasis	B) Tissues with Metastasis

CTCE-9908 reduced total	CTCE-9908 reduced metastatic
distant metastatic area by 95%.	areas in the spleen and liver by
75% and 93%, respectively.

Metastasis to the pancreas was
completely abolished.

The charts above shows the results of one of our key preclinical studies used to examine the anti-metastatic effects of CTCE-9908 as a single agent. The study used an aggressive human prostate cancer cell line that was surgically implanted into the prostate of mice. The bars represent the average of five mice per treatment group. One group was treated with only CTCE-9908 while the second group was treated with a placebo. The tumor cells were labeled with a fluorescent dye. The amount of metastasis was determined by imaging the fluorescent areas. This, as well as other models of tumor metastasis, demonstrated that CTCE-9908 significantly reduced the spread of the cancer from the prostate and surrounding lymph nodes to distant organs and tissues. Other preclinical studies are being developed to investigate the effects of CTCE-9908 after the primary tumor is removed, in combination with routine chemotherapy agents as well as the new generation of targeted biological agents.

More recently, preclinical data presented by our collaborators at the American Association of Cancer Research 2007 demonstrated the effects of CTCE-9908 directly on the primary tumor. Mice treated with CTCE-9908 had significantly lower primary tumor burden compared to the control mice over time. At the 5-week and 6-week time points, the mice treated with CTCE-9908 had a 7-fold reduction and 5-fold reduction in primary tumor burden compared to the control mice, respectively. Treatment with CTCE-9908 also significantly inhibited the rate of distant metastases over time compared to the control group. At the 5-week and 6-week time points, the mice treated with CTCE-9908 had a 9-fold reduction and 20-fold reduction in metastatic tumor burden compared to the control mice, respectively. Treatment with the CXCR4 antagonist CTCE-9908 significantly reduced distant metastasis and primary tumor growth in mouse models of breast cancer.  A liver cancer model also demonstrated that CTCE-9908 reduced the number of tumor cells in circulation. The effects could be due to inhibition of homing, which are also related to the reduction of metastasis, however the inhibition of primary tumor growth may indicate involvement of other mechanisms such as anti-angiogenesis.

Support for the anti-angiogenic hypothesis came from our animal models where we discovered that CTCE-9908:

•

induces a 80% shrinkage of primary liver cancer when given following hepatic artery ligation. This is a procedure used in animals that mimic transarterial chemoembolization used in humans as`discussed above;

•

reduces primary breast cancer growth by 80%

It is becoming clear that CTCE-9908 not only inhibits the movement of CXCR4 bearing tumor cells through the circulation in the process of metastasis, it can also inhibit the movement of CXCR4 bearing bone marrow support cells that are recruited to the tumor to support its continued growth and spread through the processes called angiogenesis and vasculogenesis. The dual mechanism of this compound provides an effect on different stages of cancer growth and dissemination and may increase efficacy in treating cancers as a whole.

Preclinical studies have now demonstrated that CTCE-9908 is safe and well tolerated when administered as a single or multiple daily administration up to a 30 day period using a wide range of dose levels. These studies examined two routes of administration in two species of animals. Administration of CTCE-9908 by two routes has generated consistent evidence of metastasis reduction when investigated by various researchers and contract research facilities.

Development of CTCE-9908

We have completed a Phase I clinical trial in the United Kingdom on our drug candidate CTCE-9908. The trial used single-dose escalation to assess safety in healthy subjects. A total of 24 healthy subjects, of which 18 were male and six were female, were divided into four groups of six subjects. The study consisted of three dose levels with four subjects receiving CTCE-9908 and two receiving a placebo. The first group of subjects received placebo or CTCE-9908 at a dose of 0.5 mg/kg body weight with the second and third groups receiving placebo or 2 and 5 mg/kg body weight respectively. The fourth group consisted of healthy women of non-child bearing potential who were administered a dose of 5 mg/kg or placebo, in the same manner as the first three groups. The trial indicated that the subjects tolerated CTCE-9908 with no serious adverse events or significant drug related adverse events. Common adverse events experienced by the test subjects included rashes, headaches, and vascular sensations such as burning, stinging, and tightness. Of these reactions, only an injection site reaction experienced by one test subject and a burning sensation experienced by another subject were considered adverse drug reactions. Both adverse drug reactions were seen only at the highest dose level and were mild and reversible. These results are summarized in the table below.

Phase I Drug Related Adverse Events (CTCE-9908)

			5 mg/kg CTCE-9908	5 mg/kg CTCE-9908
	0.5 mg/kg CTCE-9908	2 mg/kg CTCE-9908	(Male)	(Female)	Placebo
Dose Level	(n=4)	(n=4)	(n=4)	(n=4)	(n=8)
No. of Drug Related Adverse Events	0	0	2	0	0
No. of Subjects Experiencing a Drug Related Adverse Event	0	0	2	0	0

Overall, we found that CTCE-9908 when administered as a single intravenous dose up to 5 mg/kg to healthy male or female subjects was non-toxic and well tolerated.

We initiated a Phase I/II clinical trial of CTCE-9908 in May 2006 in Canada. This is a dose escalation trial in cancer patients assessing safety and preliminary efficacy at various dose levels. CTCE-9908 is being administered to late stage cancer patients over a period of one month with the potential to continue therapy if the patient is deriving a benefit measured by predetermined objective criteria.

During the dose-escalation portion of the Phase I/II trial, a total of 10 patients were treated with CTCE-9908 with doses ranging from 0.25 to 5 mg/kg/day. Six of the patients received the expected 20-dose course of treatment. Eight of the 10 patients received doses within the expected therapeutic range of 1 to 5 mg/kg/day. Among these patients, there were three with late stage ovarian cancer. Two of the three ovarian cancer patients demonstrated stable disease when comparing the size of target tumors at baseline before treatment with CTCE-9908 to the assessment performed at completion of therapy. One of these patients defined as stable disease had an overall decrease in tumor mass of 12% with an associated decrease of greater than 50% in CA-125 after nine doses of CTCE-9908 while receiving no other therapy. CA-125 is an ovarian cancer biomarker that is used to monitor disease status and response to treatment. The daily infusions at all dose levels were generally well tolerated with one subject at the 5 mg/kg dose level experiencing moderate localized blood vessel inflammation, or phlebitis, that was attributed to the study drug. Four serious adverse events were recorded. However, these serious adverse events were attributed to the underlying disease or the result of disease progression and not to the use of CTCE-9908.

We have recently completed enrollment of 26 patients into the Phase I/II trial. Preliminary results demonstrated there were few adverse events recorded with no dose limiting toxicity. The most common drug-related toxicity consisted of phlebitis in three patients. Of 20 patients assessable for response, five demonstrated stable disease. Of the patients with stable disease, 3 had ovarian cancer, 2 had breast cancer, and one has small bowel cancer. Seven patients received therapy for more than one month. One patient with stable disease was on therapy for seven months, the maximum allowed by protocol. One of the patients with ovarian cancer had a corresponding 50% decrease in CA-125after one month of therapy with a decrease in size of target sites of disease. The preliminary conclusions from the study are that CTCE-9908 is an anticancer agent with a novel mechanism of action that is well tolerated and has shown preliminary signs of efficacy, especially in ovarian cancer.

We expect to have the Phase I/II trial completed with a study report during the first quarter of 2008.

Following initial discussions with the FDA regarding the preclinical and clinical development of CTCE-9908, we submitted an IND for this drug candidate during the last quarter of 2007. This application sought the approval to conduct a Phase II study in the United States examining the effectiveness and safety of CTCE-9908 in liver cancer patients. Early in 2008 Chemokine received the approval from the FDA to proceed with the planned study. Once receiving the FDA approval the Company also intends to file regulatory documents in Canada and other jurisdictions.  The Company expects to continue working with leading clinical experts in Canada, the United States, and the UK to develop an ovarian cancer protocol suitable for filing with the regulatory authorities.

Liver Cancer as a Target

CTCE-9908 targeting metastasis represents a novel therapeutic approach without predecessors and few proven clinical development models. The duel action of CTCE-9908 provides for an opportunity where the proof of principal study can use the standard paradigm of using primary tumor response as an early sign of efficacy in addition to measuring disease progression and overall survival of cancer patients.

Evidence from a number of animal tumor models has indicated that CTCE-9908 can have a significant effect on the development of metastasis but in addition can under specific conditions have a significant effect on the primary tumor. Early preclinical evidence suggests that CTCE-9908 may have anti-cancer properties or an effect on slowing the growth of the primary tumor in specific cancers such as breast and ovarian cancer. In addition there is evidence in animal studies that CTCE-9908 could be used after chemotherapy to decrease the rate of disease progression. We are continuing to explore the possible additive or synergistic effects of CTCE-9908 when added to established chemotherapy regimens as well as its use in combination with other newer anti-angiogenic therapies.

Based on evidence collected in preclinical animal models, a single normal volunteer study, and the ongoing late stage cancer clinical trial, a number of solid tumors types are possible candidates for continued clinical development. There are at least 23 types of solid tumors which express CXCR4 and could represent appropriate targets for the inhibition of cancer progression and decreasing the potential for development of metastasis. Evidence suggests that CXCR4 is involved in a number of key steps in the growth and spread of cancer cells, tumor cell survival, tumor cell proliferation, migration to distant sites, and the ability to prepare an amiable environment for metastasis which includes a blood supply. Based on the mechanism of action and the presence of the receptor CXCR4 on many tumor types, a number of cancers could be considered for drug development with liver cancer presenting the best opportunity to demonstrate proof of principal for this agent in a human clinical trial setting.

We intend to initially target tumor liver cancer where the evidence is clear for the expression of CXCR4 and there is an unmet need for new therapies. To date the translational preclinical evidence in liver cancer has been the most compelling with the ability to transfer what was learned from the animal models directly into the human clinical trial setting. The trial design will allow use to measure primary tumor response to CTCE-9908 following transartereol chemoembolization. The liver cancer trial is designed to look at the primary tumor response in addition to having well established marker ( AFP) that can serve as early indicators of disease response to therapy. We expect to use this tumor marker as well as measuring proangiogenic factors and circulating tumor cells in our clinical trials as surrogate markers of efficacy. The liver cancer trial will also use time to disease progression and overall survival as a means to measure drug efficacy.

Surrogate markers such as AFP are used in clinic settings to monitor treatment efficacy and disease progression in liver cancer. These are not considered clinical measures of efficacy and while they are routinely used in the management of cancer patients they are not recognized by health authorities as sufficient to prove the efficacy of a new drug. However, they can be beneficial in proving efficacy when correlated to recognized clinical endpoints such as “time to tumor progression”, “progression free survival” or “overall survival”, and other clinical endpoints in determining the efficacy of CTCE-9908 and for submissions to regulatory authorities.

The continued development of CTCE-9908 for a specific indication such as the treatment of liver cancer will be guided by a number of key factors with the overall objective of developing a comprehensive package of data that would attract a licensing opportunity with a large pharmaceutical company. Other CXCR4 expressing tumors such as ovarian cancer also represent a potential therapeutic indication suitable for clinical trial application.

We are planning to continue further clinical trial development of CTCE-9908. The table below provides a summary of our CTCE-9908 clinical trial plans.

Clinical Development Plan for CTCE-9908

Description	Clinical Phase	No. of Subjects	Duration	Location(s)
Single-Dose Safety Study in Healthy Volunteers	I (completed 2005)	24	6 months	United Kingdom
Safety and Preliminary Efficacy Study	I/II (commenced May 2006)	Up to 30	On-going (anticipated completion in Q1, 2008)	Hamilton, Ontario and Montreal, Quebec
Liver Cancer in Patients undergoing TACE procedures	II (pending)	Up to 132	3 Year*	Canada /USA /Other
Ovarian Cancer Patients following primary therapy	II (pending)	~ 50	3 Year*	Canada /USA /Other

*	Duration of clinical trials dependant on final trial protocol design.

Market Need for CTCE-9908

As a potential anti-metastasis cancer therapy, we believe that CTCE-9908 is unique and has the potential to address a significant unmet medical need and a large, growing cancer market. Cancer is the second most common cause of death in the United States, exceeded only by heart disease. The American Cancer Society has estimated that 559,650 Americans will die of cancer in 2007. The American Cancer Society has also estimated that there will be 1,444,920 new cases of cancer in 2007 in the United States, including 218,890 prostate cancers; 213,380 lung cancers; 180,510 breast cancers; 153,760 cancers of the colon/rectum; and 22,430 ovarian cancers. In addition, the risk of being diagnosed over one’s lifetime with cancer is approximately 46% of U.S. males and approximately 38% of U.S. females according to the National Cancer Institute.

Hepatocellular carcinoma (Liver Cancer) is the fifth most common cancer worldwide and represents more than 5% of all cancers, while accounting for 80-90% of all liver cancers. Approximately 500,000 cases of liver cancer are diagnosed each year and it is the third cause of cancer-related deaths.  There are wide geographical variations in the incidence of the disease with the highest rates in the developing countries of Asia , however, the incidence of liver cancer is increasing in North America and Europe.  The reported prognosis of liver cancer used to be poor and most patients died within 1 year regardless of the treatment they received. With screening programs for high risk patients, 30 – 40% of patients are diagnosed at the early stages when curative treatments are possible.  Very early liver cancer patients have the best survival rates. In contrast, prognosis for patients with extensive disease remains poor with life expectancy of less than 6-months with no survival benefit from any treatment.

Ovarian cancer is another major cancer type where the CXCR4 receptor is expressed. According to the National Cancer Institute, ovarian cancer accounts for approximately 4% of all cancers in women and is the fourth leading cause of cancer related death among women in the United States. Ovarian cancer has the highest mortality of all cancers specific to the female reproductive system. Unfortunately, despite the substantial investment in drug development by the pharmaceutical industry, ovarian cancer mortality has not improved over the past 25 years.

Competition for CTCE-9908

The market for cancer treatment is large and will continue to attract a significant number of competitors. According to IMS Health, cancer drugs reached $34.6 billion in sales in 2006, up 20.5% from the previous year. This significant growth, the highest among the top ten therapeutic classes, was fueled by strong acceptance of innovative and effective therapies that are reshaping the approach to cancer treatments and outcomes. Half of the cancer drugs in late stage development are targeted therapies directed at specific molecules involved with carcinogenesis and tumor growth. CTCE-9908 is a targeted cancer therapy, which as a class typically has more favorable therapeutic to side-effect ratio due to their specificity, and opens up the possibility of managing cancer as a chronic illness, rather than a life-ending one. Some of the targeted cancer therapies have been approved for the treatment of cancers, including metastatic cancers. Examples of such products include:

			2005 sales	2006 sales	Percentage year or
Target	Drug	Company	($ millions)(1)	($ millions)(1)	year growth (%)
VEGF receptor	Avastin®	Genentech/Roche	1,183	1,853	57
Erb-B2 receptor	Herceptin®	Genentech/Roche	764	1,330	74
EGF receptor	Erbitux®	Imclone/BMS	413	652	58
	Tarceva®	OSI/Genentech	275	402	48

(1)	Source: Company reports.

While these new, targeted cancer therapeutics have been very successful and have demonstrated an effect on metastasis, we believe that CTCE-9908 will have distinctive utility because of its unique target, the CXCR4 receptor. It has the potential to be used alone or in combination with common chemotherapies or the new, targeted cancer therapies.

The U.S. Food and Drug Administration approved Sorafenib for the treatment of patients with unresectable hepatocellular carcinoma (HCC) on November 16, 2007. The approval was based on the results of an international, multicenter, randomized, double-blind, placebo-controlled trial in patients with unresectable, biopsy-proven hepatocellular carcinoma that demonstrated a statistically significant improvement (2.8 months) in the overall survival in patients with advanced HCC compared to placebo.  The patient population included those with prior treatments that included surgical resections (20%), locoregional therapies (including radiofrequency ablation, percutaneous ethanol injection and transarterial chemoembolization in 40%), radiotherapy (5%), and systemic therapy (4%). In addition the population included those patients at baseline that presented with vascular or extrahepatic spread (70%).

The generally accepted treatment algorithm for HCC divides possible therapeutic paths by those patients presenting with Early, Intermediate, Advanced, and End Stage disease. Intermediate Stage disease treated by TACE represents 20% of the HCC patient population while Advanced Stage disease represents 40% of the population. Chemokine Therapeutics intends to conduct a clinical trial using CTCE-9908 following TACE targeting specifically those patients with Intermediate Stage HCC with non-resectable localized HCC that is limited to one lobe of their liver. These patients representing an Intermediate Stage of disease that would normally have TACE as their preferred primary therapy with Sorafenib reserved once the disease is considered at an Advanced Stage. We do not believe Sorafenib is a direct competitor to CTCE-9908.

Liver Cancer

The American Association of the Liver Study has published a guideline on the treatment of hepatocellular carcinomas. Surgical resection, liver transplantation and percutaneous treatments are considered to be highly effective, even curative if the patients have only a very mild cirrhosis, and disease involving a small area of the liver. Hepatic resection is the treatment of choice, certainly in non-cirrhotic patients where it can be performed with low rates of life-threatening complications and up to 70% survival rates. Although liver transplant is also a potential cure, the availability of compatible organs is limiting. Half of all patients are still diagnosed at an intermediate-advanced tumor stage. This stratum is composed by patients who do not qualify for curative options, but who have not reached a terminal stage as reflected by a heavily impaired liver function with intense physical deterioration.

Patients who are classified as intermediate staged can benefit most from embolisation of the arterial network supplying the tumour. Historical analysis showed a survival benefits for transarterial chemoembolisation (TACE), but not for transarterial embolisation (TAE). This outcome has later been confirmed in two randomized controlled trials and is now recommended as standard practice in the specified subset of patients by the American Association for the Study of the Liver.

Sorafenib, a drug already approved in the US and EU for treatment of advanced renal carcinoma, has similar anti-angiogenesis capacities although acts via a mechanism different to CTCE-9908. Recently the results from a randomised controlled trial with sorafenib, presented at the annual 2007 meeting from the American Society of Oncology, demonstrated a statistically significant improvement (44%) in the overall survival in patients with advanced HCC compared to placebo.

As a potential treatment of ovarian, liver or other cancers, CTCE-9908 will be competing with other therapeutics, particularly drug therapies, and procedures already approved or to be approved in the future. To gain acceptance by patients, medical professionals and payors, CTCE-9908 would have to demonstrate, if and when it is approved, additional clinical benefits as well as cost-effectiveness advantage, either used alone or in combination with other therapies. Because of its distinct mode of action, and based on scientific data from our preclinical and clinical studies, we believe that CTCE-9908 has the potential to address unmet medical needs, hence providing additional clinical benefits in both the treatment of primary tumors and the prevention of metastasis.

Ovarian Cancer

The main treatments for ovarian cancer are surgery, chemotherapy, and radiation therapy. In North America, treatment options for ovarian cancer typically include surgery and chemotherapy. The goal of surgery is to remove as much of the cancer as possible (cytoreduction or debulking), and the surgery could involve the removal of one (unilateral) or both sides of the ovary (bilateral oophorectomy). Depending on the stage of the cancer, some cancer cells may remain after surgery. First-line chemotherapy for ovarian cancer typically consists of two drugs given together. The combination many women receive is paclitaxel given with a platinum drug — either carboplatin or cisplatin, all of which are generic now. Some women may benefit from administration of chemotherapy directly into the abdomen — called intraperitoneal therapy — in addition to conventional intravenous administration. Second line chemotherapies approved by the FDA include Eli Lilly’s GEMZAR® in combination with carboplatin, as well as Glaxo Smith Kline’s Hycamtin® or Johnson & Johnson’s Doxil® as single agents.

Drugs currently in late stage clinical development for the treatment of ovarian cancer include Genentech/Roche’s Avastin® and GlaxoSmithKline’s Hycamtin®, both as first-line ovarian cancer treatment, as well as Neopharm’s LEP-ETU, Telik’s TelytaTM, Cell Therapeutics’ XyotaxTM and Johnson & Johnson Pharmaceutical Research & Development’s Yondelis®. Other drugs in clinical development include Abbott Laboratories’ XinlayTM, MGI Pharma’s Irofulven, Marshall Edwards’ Idronoxil, and Pfizer’s Canertinib and CP 547,632.

Other CXCR4 Antagonists

CXCR4 as a target of cancer therapy has attracted significant scientific interest in the past decade. As a result, a repertoire of scientific literature has been developed to support the use of CXCR4 antagonists as cancer therapeutics. While most of the research has been carried out by academic institutions, Metastatix and Biokine are two companies actively developing CXCR4 antagonists as cancer therapies. Metastatix, a privately-held company founded in 2005, has discovered several small molecule CXCR4 antagonists with anti-metastasis activities in vitro and in vivo, and plans to select a candidate for preclinical development leading to an IND. Biokine, an Israeli company focusing on chemokine and chemokine receptors, has tested BKT140 and in preclinical studies and is considering developing this drug as a treatment for glioma, a form of lethal brain tumor. While CXCR4 as a target will continue to attract interest from researchers and drug developers, hence potential competitors, we believe that CTCE-9908 is well positioned because of its more advanced stage of development, and the protection offered by certain of our patents which cover the use of a wide range of compounds targeting the CXCR4 receptor in the field of cancer.

Manufacturing of CTCE-9908

CTCE-9908 is a peptide that is made by a completely synthetic technique using well established chemical processes. Several commercial manufacturers are capable of producing CTCE-9908. We have the ability to make our own product in gram scale for internal testing purposes. We have established relationships with two companies with large scale production capabilities that have facilities in North America for the manufacturing of all pivotal preclinical research programs as well as human clinical trials. Our primary contract manufacturer has facilities in Europe and is also capable of producing CTCE-9908. Production has been scaled up from gram quantities to kilogram batch sizes with several lots produced to date. Each batch produced has met our predefined release specifications for product purity and overall quality.

The production of CTCE-9908 is a synthetic chemistry process that does not involve any biological processes. Therefore our IND will be filed with CDER, a division of the FDA. Manufacturing and release specifications have been filed and reviewed previously by Health Canada as part of the CTA filing for the current Phase I/II cancer study being conducted in Canada. The company will continue drug formulation work exploring alternative routes of administration including subcutaneous and oral formulations.

CTCE-0214 (Hematological Support; mobilization of stem cells and neutrophils into the circulation)

The natural chemokine SDF-1 is known to play a role in blood cell formation in the body known as the hematopoietic process. Currently, natural SDF-1 is not suitable for drug development due to its fast breakdown in the circulation, the potential for allergic reactions due to production of antibodies and other complications. We have designed and produced CTCE-0214, an analog of SDF-1, which possesses superior stability and potentially overcomes the negative side effects of SDF-1.

Based on our research in animal models, CTCE-0214 increases the level of circulating stem cells, white blood cells, including neutrophils (a type of white blood cell), and platelets. Blood is made up of a number of different types of cells involved in many different physiological functions, from infection fighting to blood clotting. These cells have a limited life span; neutrophils live a few hours to a few days and erythrocytes or red blood cells can survive for several weeks. To meet normal physiologic needs, a healthy adult produces roughly 60 billion neutrophils each day. The blood cell production process largely occurs in the bone marrow from hematopoietic stem cells that form progenitor cells, which proliferate and differentiate into mature blood cells.

In the cancer setting, chemotherapeutic drugs are administered in patients to interrupt cell division in tumors that typically have a high rate of proliferation. However, many of the currently available drugs are non-specific and target healthy cells that are replenishing themselves rapidly. These cells include the lining of the gut, the mouth, and blood cells, including neutrophils, which are cells that provide the first-line of defense against bacterial infection. A weakened barrier in the gut and mouth caused by chemotherapy allows for easy passage of invading bacteria with fewer neutrophils available to protect these sites of entry.

In preclinical animal tests, CTCE-0214 mobilized cells that express the SDF-1 receptor, CXCR4, including neutrophils, platelets and hematopoietic progenitor cells, raising the animal’s level of cells in the blood and thus improving the body’s ability to combat infections. We have shown in the laboratory that CTCE-0214 is an agonist of SDF-1 by its competition against SDF-1 in binding to cells bearing CXCR4. Upon binding, CTCE-0214 induces a host of cellular activation responses, leading to the mobilization of the cell. In preclinical animal models, CTCE-0214 significantly raised the level of neutrophil, platelet and hematopoietic progenitor cells in the blood. The lack of significant adverse effects toward blood cells and bone marrow cells demonstrates its low toxicity and good tolerability. In addition, our animal model results have shown that our drug candidate CTCE-0214 may increase the benefits of NEUPOGEN®, the main drug currently in use for the mobilization of stem cells and neutrophils.

Background on CTCE-0214

We are targeting CTCE-0214 for development in cancer patients undergoing myelosuppressive chemotherapy, which inhibits the production of blood cells. CTCE-0214 has the potential to restore infection-fighting neutrophils and platelets to prevent bleeding. In this clinical scenario, patients might be able to receive a more aggressive chemotherapy regimen by minimizing delays caused by infection, low white blood cell counts and/or low platelet counts.

Platelets are small cellular fragments found in the blood that play a vital role in blood clotting. A condition involving a low number of platelets, referred to as thrombocytopenia, leads to anemia, general fatigue, and an inability to stop bleeding. Patients suffering from cancer and AIDS as well as those undergoing chemotherapy often suffer from this condition. Patients with thrombocytopenia often receive platelet transfusions from healthy donors. However, multiple platelet transfusions can be costly and are often associated with immune reactions. Patients can develop antibodies, rendering further transfusion of random donor platelets ineffective and requiring single donor platelets from compatible individuals. The transfused platelets can also be composed of underperforming platelets with a shortened life-span in and a reduced ability to clot properly.

Although the most advanced application for CTCE-0214 is for the mobilization of neutrophils and platelets, it has also provided early evidence in stem cell mobilization, regenerative medicine, wound healing and acute infections (septicemia). CTCE-0214 may offer the potential of improving the currently available therapies for these disorders. The results of our animal hematological studies show that CTCE-0214 has a rapid mode of action, enabling the required increase of the stem cells, white blood cells, and platelets within few hours. Currently available treatments require more time, typically a few days to a week.

We have discovered in our research that CTCE-0214 injected intravenously:

•

increased the number of neutrophils by approximately 300% to 800% in the blood of test mice when compared to the number of neutrophils in the blood stream of the control mice;

•

increased the number of neutrophils by approximately 300% in the blood of normal human volunteers when compared to the number of neutrophils in the blood before treatment;

•

increased the number of platelets in the blood stream of thrombocytopenic animals by approximately 400% over the number of platelets in the blood stream of the control mice;

•

increased the number of stem cells in the blood stream by approximately 200% to 400% over the number of stem cells in the blood stream of the control group of mice;

•

increased cord blood stem cells expansion by approximately 200% to 300%; and

•

increased wound healing by approximately 60%.

We completed preclinical work on CTCE-0214’s efficacy and toxicology studies in support of initiation of a single dose Phase I study. These studies included pivotal toxicology and safety studies in two animal species.

Clinical Trials using CTCE-0214

We initiated a Phase I clinical trial under a U.S. IND in Tacoma, Washington in the fourth quarter of 2004, seeking to determine the early safety and preliminary effects of CTCE-0214 on the mobilization of stem cells and neutrophils. In June 2005, we announced preliminary results of this trial. The trial demonstrated that CTCE-0214 is associated with statistically significant increases in total white blood cell and neutrophil counts in healthy adult volunteers treated at the highest dose; although in the trial, CTCE-0214 was not any more effective than placebo at boosting the mobilization of stem cells and platelets. In the highest dose cohort, investigators observed up to a 300% increase in neutrophils compared to a placebo when measured from baseline within six hours of dosing (p<0.05) as well as a dose-dependent increase in neutrophil counts from baseline at six, 12 and 24 hours after injection. The same trend was apparent in two other doses where neutrophil counts increased by approximately 200%. There were also statistically significant differences between the placebo and 3.0 mg/kg arms in total white blood cell counts. The two other doses demonstrated approximately a two times increase in neutrophils. The primary objectives of this Phase I study were to evaluate the safety of CTCE-0214, how it works in the body, as well as how it is metabolized following a single subcutaneous injection. The randomized, double-blind, placebo-controlled dose-escalation trial enrolled 24 subjects in six dose-escalation groups. These tests indicated that no serious adverse events occurred in any of the dose levels studied. Common effects included injection site pain and erythema (injection site redness) which were transient and resolved without intervention.

The results of the initial Phase I trial suggest that dosing subcutaneously is limited by the volume of CTCE-0214 as well as the associated injection pain. Therefore, we proposed investigating CTCE-0214 when administered intravenously in a three-stage Phase I trial. We initiated this trial in the United States in December 2005. The first stage was designed to evaluate the safety and tolerability of single doses of CTCE-0214 given intravenously. The second stage was originally designed to evaluate the safety and tolerability of multiple daily doses of CTCE-0214 given intravenously. The third stage was designed to evaluate the safety and tolerability of a single dose of CTCE-0214 when given after the final dose of the standard regimen of G-CSF.

The first stage of this study demonstrated CTCE-0214 to be safe and well tolerated when administered intravenously as a single dose. There were no serious adverse events reported. However, this stage did not show a response in stem cells or neutrophils at the various doses tested. Based upon these results, we decided to amend the design of the second stage of the Phase I to conduct repeat dosing of CTCE-0214 administered both intravenously and subcutaneously in an effort to establish the optimal route of administration for safety and effectiveness.

We recently completed and announced the results of the second stage of the three-stage Phase I clinical trial for CTCE-0214. In this stage, a total of seven normal healthy adult volunteers were evaluated using various doses comparing intravenous versus subcutaneous routes of administration. In particular, three subjects were administered CTCE-0214 intravenously, and four subjects were administered CTCE-0214 subcutaneously. Of those receiving CTCE-0214 subcutaneously, three subjects received a dose level of 3.0 mg/kg and one subject received a dose level of 1.5 mg/kg. The second stage of this study demonstrated CTCE-0214 to be safe and well tolerated when multiple doses were administered intravenously on a daily basis for five consecutive days. There were no serious adverse events reported. Subjects receiving subcutaneous administrations of CTCE-0214 during this stage did, however, experience transient injection site reactions and local pain after single and repeated administration of the drug.

Due to these adverse events, only two of the four subjects received two of the five doses of CTCE-0214 administered subcutaneously as part of the second stage. The other two subjects received only one dose of CTCE-0214. This stage, as in the initial Phase I trial, demonstrated that administration of CTCE-0214 subcutaneously resulted in a 300% increase in neutrophil counts that peaked at approximately 12 hours and were sustained above the baseline value for approximately 48 hours after each administration. However, CTCE-0214 when administered subcutaneously during this second stage was not any more effective than placebo at boosting the mobilization of stem cells and platelets. Administration using the intravenous route demonstrated a modest pharmacological neutrophil response to each dose administered after each consecutive day of administration. This response did not however increase neutrophil counts above the normal upper level for a healthy adult. The administration of CTCE-0214 using the intravenous route of administration did result in a slight increase in stem cell numbers at three days as measured by the colony forming assay techniques. However, this increase was not statistically significant.

The table below provides a summary of our CTCE-0214 clinical trial plans.

Description	Clinical Phase	No. of Subjects	Duration	Location(s)
Single-Dose Safety Study in Healthy Volunteers to Assess Safety and Preliminary Efficacy	I (Completed)	24	6 months	Tacoma, Washington

Three Stage Single and Multi-Dose Study in Healthy Volunteers to Assess Safety and Preliminary Efficacy	I (On-going)		On-going (anticipated completion in Q3, 2008)	Tacoma, Washington
	Stage 1: Dose escalation of a single intravenous dose of either CTCE-0214 or placebo. (Completed)	50 Subjects

	Stage 2: CTCE-0214 administered intravenously every day for 5 days vs. CTCE-0214 administered subcutaneously. (Completed)	7 Subjects

	Stage 3: One intravenous administration of CTCE-0214 following five daily G-CSF doses.	12 Subjects

Continued Clinical Development Plans for CTCE-0214

We intend to continue the development of CTCE-0214 for neutropenia and stem cell mobilization, optimizing the dose, route, and schedule of administration as well as the potential additive effects when given in combination with NEUPOGEN®. Specifically, we will continue a clinical program in healthy volunteers seeking to determine the optimal dose of CTCE-0214 necessary to have a clinically meaningful effect on neutrophils as well as stem cells. Any change to the study design of the ongoing Phase I trial, including the addition of one or more studies to determine the optimal dose of CTCE-0214, will require the submission of a protocol amendment to the IND for CTCE-0214. Once an optimal dose and schedule are determined, we will begin the third stage of this Phase I trial to evaluate the additive or synergistic effects on neutrophils and stem cells. Continuation of the program into a patient specific setting would be contingent on demonstrating clinically meaningful responses in a health volunteer setting. In addition to the ongoing neutrophil and stem cell clinical trial program, we intend to accelerate the preclinical research efforts towards expanding the indications for CTCE-0214. Our preclinical data has shown that CTCE-0214 has pharmacological activity in a number of disease settings. CTCE-0214 has the potential to be used in a variety of different applications that include:

•

as a therapy for thrombocytopenia (decrease in platelets);

•

as a cord blood stem cells engrafting and expanding agent;

•

as a treatment in the setting of systemic infections; and

•

as an agent to improve wound healing.

We intend to license or co-develop some or all of these programs with potential partners.

Target Markets for CTCE-0214

The preclinical and current human clinical trials have demonstrated a physiological response to CTCE-0214. We are evaluating the safety of CTCE-0214 using two different routes of administration and have begun exploring the possible schedule of administration in a limited number of healthy adult volunteers. From the initial Phase I clinical study and the first two stages of the second Phase I study completed thus far, we have not reached an optimal dose of CTCE-0214 to mobilize neutrophils or stem cells. In addition, we have not determined in a healthy adult volunteer setting the possible additive or synergistic effects with the NEUPOGEN®.

Our preclinical data showed that CTCE-0214 has the potential to be used in a variety of hematological and immunological applications, such as mobilization of neutrophils, stem cells and platelets, as well as ex vivo expansion of stem cells. Our clinical data showed that CTCE-0214 is safe when administered by intravenous or subcutaneous routes of administration at the dosing schedules tested. Our strategy is to continue testing CTCE-0214 in healthy volunteers to determine the optimum dose and schedule necessary to stimulate the mobilization of stem cells and neutrophils. Once an optimal dose is determined using an intravenous setting we will attempt to determine whether there is an additive or synergistic effect by combining it with NEUPOGEN®.

We intend to continue development of CTCE-0214 by building a comprehensive package of data suitable to attract a strategic partner for late stage development. In keeping with our overall business strategy, we will seek a partner to continue late stage development of this product through a licensing or collaboration arrangement at the appropriate time.

Other Future Potential Target Markets for CTCE-0214

Cord Blood Stem Cells

It is believed that the future of stem cell transplants will focus on the use of umbilical cord blood stem cells rather than patients’ own adult stem cells. This transplantation of a patient’s own stem cells as currently practiced carries considerable risks. If the patient has leukemia or lymphoma it is highly probable that the stem cells collected from blood for the purpose of transplant contain cancerous cells. Therefore, this practice would be counterproductive for patients’ well-being and survival as the cancer would be spread to new areas of the body. It is for this reason that the future of stem cell transplantation will be better served if umbilical cord blood stem cells are used in place of autologous periferal blood stem cells. To date, the major obstacles to the use of umbilical cord blood stem cells has have been due to a lack of sufficient stem cells available for transplant and a lack of transplanted cells homing into bone marrow. Based on our previous observations in animal studies, we believe CTCE-0214 can increase the number of stem cells and further help to home these cells more efficiently in the bone marrow.

Sepsis

Bacteria are potent inducers of inflammatory responses that can lead to fatal sepsis syndrome. Various components on the bacterial surface are involved, such as lipopolysaccharide (LPS). Much of the manifestations of septic shock are due to the exaggerated release of inflammatory mediators called cytokines upon interaction of inflammatory cells with microbial products. The first identified LPS receptor is CD14. Many proteins including the chemokine receptor CXCR4 have been implicated in the subsequent cellular signaling. Guanine nucleotide binding regulatory proteins (G proteins) are physically associated with the CD14 receptor in the cell and involved in signaling and activation of inflammatory cells. Alterations in the level and/or function of G proteins can alter the response to microbial products.

CXCR4 is also coupled to and signals through G proteins. Recently, it was reported that the activation of CXCR4 by SDF-1 can desensitize other receptors and cellular functions. Examples of which include production of the inflammatory cytokine TNF-α by macrophages treated with LPS and production of oxidant by neutrophils treated with bacterial toxins. The mechanism of action may involve heterologous cross desensitization of the receptors in that the activation of CXCR4 receptor may render the microbial product receptor unable to signal. Alternatively, it has also been proposed these receptors may form a heterogeneous complex that suppresses signaling. Thus, through one or more of these mechanisms, the chemokine network may cross talk with and influence the pathways responding to bacterial toxins. In this way, the production of pro-inflammatory cytokines and septic shock may be tempered.

Preliminary studies by a collaborator has demonstrated that administration of CTCE-0214 in mice treated with LPS can reduce the amount of pro-inflammatory cytokines in the blood. Further investigations in other mouse models are called for before human studies.

Wound Healing

One of the most important factors in the wound healing process is the presence and trafficking of progenitor cells (immature or undifferentiated cells that, when activated, lead to increased cell division), an important factor in the repair process for the purpose of maturation and differentiation into fibroblast, epithelial cells, and smooth muscle cells for the purpose of making new layers of skin referred to as the epidermis and dermis. In patients suffering from slow healing wounds such as severe burns or diabetic ulcers, the trafficking or migration of specific building blocks composed of progenitor cells to the site of wound can be dramatically reduced due to the lack of blood flow and lack of growth factors. CTCE-0214 has demonstrated in preclinical studies to be a mobilizer of progenitor cells to sites of injury. We observed in preliminary animal studies that topical use of CTCE-0214 helped to heal and reduce the size of wounds by approximately 60% compared to untreated animals in the same period of time. Preliminary evidence suggests that CTCE-0214 might be useful for various surface and deep wound healing. We therefore believe CTCE-0214 warrants further investigation in animal and human studies.

Competition for CTCE-0214

CTCE-0214 is a potential therapy for patients with chemotherapy induced neutropenia and thrombocytopenia. In addition, we plan to target other diseases or disorders that cause neutropenia or thrombocytopenia. Total combined worldwide sales of Neulasta® and NEUPOGEN® grew 12% in 2006 to $3.9 billion. Combined U.S. sales totaled $3 billion, an increase of 13% over 2005. Increased U.S. growth for Neulasta® and NEUPOGEN® was primarily driven by demand for Neulasta®. Combined international sales totaled $0.9 billion, an increase of 10% over 2005. International sales growth for Neulasta® and NEUPOGEN® was primarily driven by demand for Neulasta®.

Another potential application of CTCE-0214 is for enhancing stem cell mobilization from the bone marrow to the blood prior to blood transplantation. According to the International Bone Marrow Transplant Registry, there were approximately 45,000 blood and marrow transplants world-wide in 2002.

The market for neutrophil and stem cell mobilization is currently served by a limited number of products. There is a strong need for products that have the potential to enhance the performance of the growth factors currently in use or provide additional resources in maintaining proper physiological responses in the body.

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

In vivo.  The commonly used drug to elevate the number of stem cells in the blood in vivo is NEUPOGEN®. According to Transfusion (May 2004), in a study conducted between 2000 and 2003, the drug was effective for 77% of patients, but in 23% of patients, it failed to mobilize an optimal number of stem cells after a single treatment with NEUPOGEN®. New drugs are currently under development to address the need for a more efficacious product. Of these drugs, the most notable is AMD3100TM (Mozobil®) being developed by Genzyme, Inc (Genzyme purchased the product through the acquisition of AnorMED Inc. for $600 million). Mozobil® has been shown to work in synergy with NEUPOGEN® to increase the total number of transplantable stem cells. Mozobil® is currently in Phase III clinical trials.

We are developing CTCE-0214 with a more direct mode of action on the receptor for mobilization of cells, such as stem cells, than Mozobil®. While both products’ site of action is the CXCR4 receptor, Mozobil® is an antagonist to the receptor. It was reported at the 2006 annual meeting of the American Society of Hematology that Mozobil® actually induced an increase in SDF-1 concentrations in the circulation and a parallel decrease in the bone marrow, leading to stem cell mobilization. We believe that a more rapid and efficient method would be to directly increase the concentration of SDF-1 or an analog by directly injecting it into the blood. We anticipate that the administration of CTCE-0214 will directly affect the mobilization of stem cells into the circulation. Further, CTCE-0214 does not work on the same target as NEUPOGEN®, but focuses on a different part of the cell. In the study mentioned above, the researchers found that administration of NEUPOGEN® eventually also led to an increase in SDF-1 concentration in the circulation. Our preclinical data provides evidence that CTCE-0214 may enhance the efficacy of existing drugs such as NEUPOGEN® through a more rapid mode of action.

Neutrophils

NEUPOGEN®, approved in 1991, is indicated for use in preventing infection in cancer patients undergoing chemotherapy treatment, in bone marrow transplant recovery, and for severe chronic neutropenia (a rare white blood cell disorder). It is also approved for mobilization of peripheral blood progenitor cells for transplantation. The limitations of NEUPOGEN® include the need for four to five daily doses. Rare side effects include spontaneous splenic rupture, blood clotting potentially leading to heart attacks or stroke. Also reported are flares of rheumatoid arthritis, lupus and multiple sclerosis. In addition the effect of the drug on the recovery of neutrophils is slow and usually the drug requires a few days to a week to show some results. LEUKINE®, manufactured by Berlex, Inc., is another product from the same class of cytokines as NEUPOGEN®. It is sometimes used sequentially with NEUPOGEN® for the prevention of neutropenia and the mobilization of stem cells into the peripheral blood for collection. LEUKINE® typically requires a few days to a week for mobilization. It has certain side that include fever, tachycardia, as well as changes to liver enzymes and therefore is not commonly used.

Platelets

At present, we are aware of only one approved drug for increasing platelet production in the blood, Interleukin-11 (IL-11). The compound is marketed by Wyeth under the name Neumega®. We are investigating whether our compound CTCE-0214 will increase the level of circulating platelets more rapidly and with greater efficacy than Neumega® and potentially be a more effective treatment for thrombocytopenia.

Other Drug Candidates

CTCE-0324

We believe, based on our research in animal models, that CTCE-0324 increases the formation of new blood vessels. Known as angiogenesis or neovascularization, this process is critical in increasing blood supply to the areas of the body where vessels are narrowed or have become obstructed. Peripheral arterial disease, or PAD, refers to atherosclerosis of the arteries, and is a relatively common disorder in the elderly. The American Heart Association estimates that as many as 8 to 12 million Americans have PAD and that nearly 75% of them are asymptomatic. Other sources have estimated 10 million people in the United States have symptomatic PAD and 20 to 30 million have asymptomatic PAD. Specifically, the prevalence of lower limb PAD is approximately 10% to 20% of community-dwelling individuals aged 65 and older and 18% to 29% of patients aged 50 and older in general medical practices. PAD is a progressive disease. One to 5% of affected individuals will need amputation within 5 years; 25 to 33% will have their symptoms progress, and another 15 to 20% will develop rest pain or gangrene. Risk factors associated with PAD include older age, cigarette smoking, diabetes mellitus, hypercholesterolemia, hypertension, and (possibly) genetic factors. Over a 5-year period, 25% to 35% of persons with PAD will suffer a myocardial infarction or stroke and an additional 25% will die, usually from cardiovascular causes.

We are currently in the research and preclinical testing phase with CTCE-0324 targeting peripheral arterial disease as a possible indication. We intend to carry out further animal testing of the compound to determine the potential of this agent for peripheral arterial disease.

Other Peptide Based Compounds

We are working with additional novel peptides such as CTCE-0422 evaluating the potential application for wound healing. These types of peptides would function by recruiting infection fighting cells to the site of tissue injury thereby reducing the possibility of wound infection and decreasing the time for healing. In addition we are developing a drug candidate with the potential to prevent stroke. CTCE-0501 may have application in inhibiting platelet formation thereby preventing clots which can cause stroke.

We are continuing to invest in the future of chemokines with ongoing drug discovery efforts. We have conducted preliminary preclinical research to identify additional chemokines suitable for continued development such as CTCE-0501 and CTCE-0422. We intend to continue preclinical efforts to complete lead optimization of CTCE-0422 for wound healing and CTCE-0501 for stroke prevention as well as investigating the potential use of other chemokines in other unmet medical indications.

Government Regulation

General

The research, development, manufacturing, distribution, and marketing of our product candidates are subject to extensive governmental regulation in the United States and in other countries. In the United States, our drug candidates are subject to the Federal Food, Drug, and Cosmetic Act, regulations promulgated under this statute, and other federal, state, and local statutes and regulations. These laws and similar laws outside the United States govern the research, preclinical and clinical testing, manufacture, safety, effectiveness, labeling, distribution, sale, import, export, storage, record keeping, reporting, advertising and promotion of our product candidates. It takes companies many years to develop and obtain approval of a product. The lengthy process of developing drug candidates and seeking approval of these products requires the expenditure of substantial resources. Any failure by us or any of our future collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our product candidates and our ability to receive product or royalty revenue. In addition, failure to comply with regulatory requirements may result in FDA’s and other health authorities’ delay in approving or refusal to approve a product candidate. Violations of regulatory requirements may also result in enforcement actions, including withdrawal of approval, recall or seizure of products, labeling restrictions, fines, injunctions, and civil or criminal penalties.

Research, Development, and Product Approval Process.  The research, development, and approval process in the United States and elsewhere is intensive and rigorous, and typically takes many years. The general process required by FDA before a drug candidate may be marketed includes:

•

preclinical laboratory and animal studies;

•

submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;

•

adequate and well controlled human clinical trials to establish the safety and effectiveness of the drug for its intended use(s);

•

FDA review of whether the facility in which the drug is manufactured, processed, packed, or held meets standards designed to assure the product’s continued quality;

•

submission of an NDA to the FDA; and

•

FDA approval of the NDA prior to any commercial sale or shipment of the drug.

Preclinical studies include in vitro studies (cell culture studies), which are often the first tests done when evaluating a possible new drug, and in vivo studies (animal studies), which test drugs in laboratory animals. These studies, which are subject to good laboratory practice requirements, provide data for researchers relating to the safety of the new drug or treatment and provide an idea as to how the new drug may work in a living organism.

For clinical trials subject to the FDA’s jurisdiction, an IND must be submitted to the FDA and it must become effective before clinical testing of the drug candidate in humans may commence. In the United States, studies conducted to support approval of an NDA must be adequate and well controlled. This generally means that a placebo or a product approved for treatment of the target disease or condition must be used as a reference control. In addition, all clinical trials must be conducted in accordance with good clinical practice regulations under the supervision of one or more qualified investigators. All subjects must provide informed consent prior to commencement of the trial. In addition, the plan for the clinical trial must be reviewed and approved by the institutional review board, or IRB, at each institution participating in the study before the trial may begin at that institution.

Clinical trials in humans are generally conducted in three phases that may overlap:

•

Phase I clinical trials are typically performed in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease or condition, to determine the metabolic and pharmacological action of the drug candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence of effectiveness;

•

Phase II clinical trials are generally conducted in larger groups of patients having the target disease or condition in order to validate clinical endpoints and to obtain preliminary data on the effectiveness of the product candidate and optimal dosing; and

•

Phase III clinical trials are large scale trials generally conducted in hundreds of patients having the target disease or condition and are intended to provide sufficient data for the statistical proof of safety and effectiveness of the drug candidate as required by U.S. and foreign regulatory agencies.

In the case of products for cancer and other life-threatening diseases, the initial testing may be conducted in patients with the target disease or condition rather than in healthy volunteers. Because these patients already have the target disease or condition, it is possible that such studies will also provide results traditionally obtained in Phase II trials. These studies are often referred to as Phase I/II studies. Notwithstanding the foregoing, even if patients participate in initial human testing and a Phase I/II study is carried out, the sponsor is still responsible for obtaining all the data usually obtained in both Phase I and Phase II studies.

The clinical trial process for a new compound can take 10 years or more to complete. The FDA may prevent clinical trials from beginning or may place clinical trials on hold at any point in this process if, among other reasons, it concludes that study subjects are being exposed to an unacceptable health risk. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing authorization. Similarly, adverse events that are reported after marketing authorization can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market.

In the United States, once the clinical trial process has been completed, an NDA must be submitted and approved before the drug may be marketed. The NDA must include a substantial amount of data and other information concerning the safety and effectiveness of the drug candidate from laboratory, animal and human clinical testing, as well as data and information on manufacturing, product quality and stability, and proposed product labeling. Each domestic and international manufacturing facility, including any contract manufacturers we or our partners decide to use, must be listed in the NDA and must be registered with the FDA. The application will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process for the drug and determines that the facility is in compliance with cGMP requirements. The NDA submission is also subject to the payment of user fees in accordance with the Prescription Drug User Fee Act. This Act also requires annual fees for commercial manufacturing facilities and for approved products.

The FDA reviews each NDA for administrative completeness and reviewability before it accepts the NDA for filing. The FDA may request additional information from the applicant rather than accepting the NDA for filing. If additional information is requested, the NDA must be resubmitted. If the NDA is accepted for filing, the FDA will conduct a substantive review of the application. The FDA has established performance goals for the review of NDAs — six months for priority applications and 10 months for regular applications. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an “action letter” that describes additional work that must be done before the application can be approved. The FDA’s review of an application may involve review and recommendations by an independent FDA advisory committee. Even if the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that warning statements be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval.

A drug approved for commercial marketing by the FDA remains subject to extensive regulatory requirements. These requirements include, among others, requirements pertaining to adverse event and other reporting, advertising and promotion, and ongoing compliance with cGMPs, as well as the need to submit appropriate new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. The requirements of the Prescription Drug Marketing Act must also be followed, including those related to the distribution of product samples to health care practitioners.

The regulatory framework applicable to the production, distribution, marketing, and sale of our products may change significantly from the current descriptions provided herein in the time that it may take for any of our products to reach a point at which an NDA is approved. In addition, overall research, development and approval times depend on a number of factors, including the period of review at the FDA, the number of questions posed by the FDA during review, how long it takes to respond to the FDA questions, the severity or life-threatening nature of the disease in question, the availability of alternative treatments, the availability of clinical investigators and eligible patients, the rate of enrollment of patients in clinical trials and the risks and benefits demonstrated in the clinical trials.

Drugs for Serious or Life-Threatening Illnesses.  The Federal Food, Drug and Cosmetic Act and FDA regulations provide certain mechanisms for the accelerated, or “Fast Track,” approval of products intended to treat serious or life-threatening illnesses which have been studied for safety and effectiveness and which demonstrate the potential to address unmet medical needs. The procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, NDAs to be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. Where the FDA approves a product on the basis of a surrogate marker, it requires the sponsor to perform post-approval, or Phase IV, studies as a condition of approval. In addition, the FDA may impose restrictions on distribution or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the product. Special rules would also apply to the submission to FDA of advertising and promotional materials prior to use.

Orphan Drugs.  Under the Orphan Drug Act, special incentives exist for companies to develop products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the United States. Companies may request that the FDA grant an orphan drug designation prior to approval. Products designated as orphan drugs are eligible for special grant funding for research and development, the FDA assistance with the review of clinical trial protocols, potential tax credits for research, reduced filing fees for marketing applications, and a special seven-year period of market exclusivity after marketing approval. Orphan drug exclusivity prevents the FDA approval of applications by others for the same drug and the designated orphan disease or condition. The FDA may approve a subsequent application from another entity if the FDA determines that the application is for a different drug or different use, or if the FDA determines that the subsequent product is clinically superior or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public’s need. A grant of an orphan designation is not a guarantee that a product will be approved. If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another entity or a similar drug from receiving approval for the same or other uses.

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug products are potentially subject to regulation by various federal, state, and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection, unfair competition, and other laws.

Moreover, we are now, and may become subject to, additional federal, state and local laws, regulations and policies relating to safe working conditions, laboratory practices, the experimental use of animals, and the use, storage, handling, transportation and disposal of human tissue, waste and hazardous substances, including radioactive and toxic materials and infectious disease agents used in conjunction with our research work.

Foreign Regulatory Requirements

We and our collaborative partners are subject to widely varying foreign regulations, which may be quite different from those of the FDA, governing clinical trials, manufacture, product registration and approval, and pharmaceutical sales. Whether or not FDA approval has been obtained, we must obtain a separate approval for a product by the comparable regulatory authorities of foreign countries prior to the commencement of product marketing in these countries. In certain countries, regulatory authorities also establish pricing and reimbursement criteria. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. In addition, under current U.S. law, there are significant restrictions on the export of products not approved by the FDA, depending on the country involved and the status of the product in that country.

Reimbursement and Pricing Controls

In many of the markets where we or our collaborative partners would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls by law and to drug reimbursement programs with varying price control mechanisms. Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence, such as published medical literature, and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, with certain exceptions, prohibits Medicare carriers from refusing to cover unapproved uses of an FDA-approved drug if the unapproved use is supported by one or more citations in the American Hospital Formulary Service Drug Information, the American Medical Association Drug Evaluations, or the U.S. Pharmacopoeia Drug Information. Another commonly cited compendium, for example under Medicaid, is the DRUGDEX Information System.

Our Offices and Research Facilities

Our executive offices are located in Vancouver, British Columbia, on the campus of the University of British Columbia. Until January 1, 2007 our research activities were centralized in Vancouver, British Columbia through Globe Laboratories in an incubator facility on the campus of the University of British Columbia. Globe Laboratories is a corporation beneficially owned by Dr. Hassan Salari, our President and Chief Scientific Officer, and his family. We engaged Globe Laboratories to carry out chemokine research for us on a contracted operating cost basis plus a 2% margin.

Effective January 1, 2007, we acquired certain assets of Globe Laboratories, consisting mainly of laboratory equipment and leasehold improvements, through our wholly-owned subsidiary, CTBCC, for consideration of C$375,935 reflecting the fair market value of these assets as determined by an independent appraisal. We no longer use Globe Laboratories for research and development services and we did not incur any early termination obligations by terminating our agreement with Globe Laboratories. CTBCC and Globe Laboratories also entered into a definitive agreement which provided for the assignment to CTBCC of a partial sublease by Globe Laboratories in respect of approximately 5,400 square feet of laboratory space located at the University of British Columbia. In accordance with the terms of the agreement, the majority of the former employees of Globe Laboratories were hired by CTBCC.

We lease 3,600 square feet of office space at the University of British Columbia. We have also established a network of research collaborations with the following universities or organizations:

•

Memorial Sloan Kettering Cancer Center, New York, New York

•

M. D. Anderson Cancer Center, Houston, Texas

•

Dana-Farber Cancer Institute, Boston, Massachusetts

•

Chinese University of Hong Kong, Hong Kong

•

The Lady Davis Institute for Medical Research, Montreal, Quebec

•

Singapore General Hospital, Singapore

•

Weill Medical College of Cornell University, The New York Presbyterian Hospital, New York, New York

•

Wayne State University School of Medicine, Detroit, Michigan

•

Fred Hutchinson Cancer Research Center, Seattle, Washington

•

Queen Mary’s School of Medicine and Dentistry, London, England

•

University of California, Riverside, California

Although these are beneficial research collaborations, we are not dependent on any of these collaborations. These institutions have agreements in place to use our products for specific research, but they do not otherwise gain any rights to our technology. These collaborations allow researchers at these institutions to pursue their own research interests with our products. Accordingly, we may benefit from papers they publish and other results of their research. Many medical schools and cancer institutes conduct research on cancer-related topics and we believe we could establish collaborations with other institutions if it were beneficial to us.

Clinical Advisory Board

We maintain a close collaboration with the translational research scientists and doctors that form our Clinical Advisory Board. Formal Clinical Advisory Board member agreements exist with these industry leaders which provide for their review, insight and guidance on our clinical development plans as well as specific clinical protocols. The Clinical Advisory Board members are convened quarterly or as deemed necessary either in person or by teleconference to provide their guidance on the progress and development of key clinical and research related issues. Members are provided with an honorarium for the meetings they attend. Members of our Clinical Advisory Board include:

Shahin Rafii, M.D., Ph.D.

Dr. Rafii has served as our medical advisor since May 2005. Dr. Rafii is the Arthur B. Belfer Professor of Genetic Medicine at Weill-Cornell Medical College. Dr. Rafii, who is a board certified Hematologist-Oncologist, is engaged in patient care, and basic and translational research. He has expertise in basic tumor biology as well as vascular and stem cell biology. He was recently appointed to spearhead the Ansary Stem Cell Center for Regenerative Medicine at Weill-Cornell. Dr. Rafii graduated from Cornell University in 1982, with a degree of Cum Laude in Chemistry and was awarded Phi Beta Kappa. He received his MD degree from Albert Einstein College of Medicine with Honors and in 1989 completed his internship and residency in Internal Medicine followed by a fellowship in Hematology-Oncology at Weill-Cornell in 1992. He became a full professor in Genetic Medicine in 2002, at which time he was appointed to be the co-director of the Ansary Stem Cell Center. Dr. Rafii is an active charter member of the Tumor Microenvironment Study Section at the National Cancer Institute. He is an elected member of the American Society of Clinical Investigation (Young Turks), an American Cancer Society Scholar, and a Translational Researcher of the Leukemia and Lymphoma Society. Dr. Rafii is principal inventor in several patents on therapeutic use of vascular stem cells for organ regeneration. Many of his basic science findings have endured the scrutiny of scientific inquiry and have been translated into the clinical arena.

Daniel Douglas Von Hoff, M.D., F.A.C.P.

Dr. Von Hoff has served as our medical advisor since May 2003. Dr. Von Hoff is currently Professor of Medicine, Pathology, Molecular and Cellular Biology, Director of the Arizona Health Sciences Center’s Cancer Therapeutics Program, and Head of the Translational Genomics Research Institute’s Translational Drug Development Division. Dr. Von Hoff’s major interest is in the development of new anticancer agents, both in the clinic and in the laboratory. In the area of clinical drug development, Dr. Von Hoff and his colleagues were involved in the early development of many of the agents now use routinely, including: Mitoxantrone, Findarabine, Paclitaxel, Docetaxel, Gemcitabine, CPT-11, Iressa®, Tarceva® and others. He is an internationally recognized expert in the field of oncology, providing guidance to industry and academic institutions. He is American Board certified in Internal Medicine, Medical Oncology, as well as being certified more recently for Basic Life Support. He served on the Board of Directors for the Association of American Cancer Institutes, and the Baylor Research Institute. Dr. Von Hoff served as the President of the American Association for Cancer Research from 1999 to 2000, a Fellow of the American College of Physicians, and a member and past board member of the American Society of Clinical Oncology. He is a founder and board member of ILEX Oncology, Inc. (ILXO, NASDAQ). During his career he has published over 503 papers, as well as 844 abstracts. In addition he has also contributed to 126 book chapters. Dr. Von Hoff is also the holder of three patents. Dr. Von Hoff received his B.S. from Carroll College and his M.D. from Columbia College of Physicians and Surgeons.

Michael George Boag Smylie, M.D., F.R.C.P.C.

Dr. Smylie has served as our medical advisor since March 2005. Dr. Smylie is a Medical Oncologist at the Cross Cancer Clinic in Edmonton, Alberta. He graduated from the University of Leicester in the United Kingdom in 1987. He did his Internal Medicine training at the University of Saskatchewan with specialty training in Medical Oncology at the University of Ottawa. He has been at the Cross Cancer Institute in Edmonton, Alberta since 1994. He is currently chair of the Cross Cancer Institute Clinical Trials Committee, and a member of the Provincial Research Advisory Committee. He is also the Site Leader for the NCIC Melanoma Group, and represented the NCIC at the State of the Science Meeting in Melanoma in Bethesda, Maryland. He is also the Site Co-coordinator for NCIC at the Cross Cancer Institute. He is very active in clinical trial research. He has been a principal investigator of multiple studies in metastatic melanoma, breast cancer, and lung cancer. He is currently chairing a Phase II study of an investigational taxane in lung cancer for the NCJ Canada. He is the Tumor Group Leader for the Alberta Cutaneous Provincial Group. He is a member of the Anti-Tumor Immuno-Gene Therapy Committee at the University of Alberta.

Robert Carl Nevin Murray, M.D., F.R.C.P.C.

Dr. Murray has served as our medical advisor since May 2003. He is a Medical Oncologist at the BC Cancer Agency in Vancouver, Canada and serves as a clinical professor at University of British Columbia. He received his medical degree from the University of Saskatchewan in 1973, and his fellowship in Oncology from the Manitoba Cancer Treatment and Research Foundation in 1978. He is American Board certified in Medical Oncology since 1979. Dr. Murray is a member of the Royal College of Physicians and Surgeons, Canadian Oncology Society, American Society of Clinical Oncology, as well as the International Association for the Study of Lung Cancer. In addition to the numerous lectures Dr. Murray has delivered internationally on lung cancer, he has also published in excess of 75 peer reviewed manuscripts, and abstracts in scientific and medical journals as well as contributing to eleven book chapters. In August, 2003, Dr. Murray was chairman of the 10th World Conference of Lung Cancer held in Vancouver, British Columbia.

Gerald Batist, M.D.

Dr. Gerald Batist has served as our medical advisor since August 2006. Dr. Batist is Chairman of the Department of Oncology, McGill University. He is also Director of the McGill Centre for Translational Research in Cancer, based at the Jewish General Hospital in Montreal, which was established to stimulate rapid translation of new discoveries in the research laboratory into clinical benefits for patients, with a major emphasis on breast cancer. Dr. Gerald Batist is a Professor in the McGill University Departments of Medicine and Oncology and the McGill Cancer Centre as well as an Associate Member of the Division of Experimental Medicine the Department of Pharmacology & Therapeutics and the McGill Nutrition and Food Sciences Centre. He is an associate member of the Department of Pharmacology at the Université de Montréal. In his capacity as Chairman of Oncology he has nurtured to development of a number of multidisciplinary programs that have been highly innovative and amongst the first of their kind in Canada. Dr. Batist is a member of scholarly associations, serves on editorial boards and on advisory committees. He has a highly successful laboratory and clinical research program, with over 145 scientific publications and a number of book chapters relating to his research interests. He has trained a large number of scientists and clinical oncologists, and also practices medical oncology. Dr. Batist received his B.S. from Columbia University and his M.D. C.M. from McGill University.

Anthony W. Tolcher, M.D.

Dr. Tolcher has served as our medical advisor since May 2007.  In addition to his position as the Director of Clinical Research at START, Dr. Tolcher is also a Clinical Professor of Medicine in the Division of Medical Oncology at the University of Texas Health Science Center at San Antonio.  Dr. Tolcher was the Director of Clinical Research at the Cancer Therapy (CTRC) and Research Center in San Antonio from 2003 until April 2007, and served as the Associate Director at the CTRC from 1999 to 2003.  Dr. Tolcher is a Fellow of the Royal College of Physicians of Canada, a Diplomate of the American Board of Internal Medicine and Medical Oncology, and a member of the American College of Physicians and the American Society of Clinical Oncologists.  Dr. Tolcher is an Associate Editor of the The Journal of New Anticancer Agents and he is a scientific grant reviewer for the National Cancer Institute of Canada. Dr. Tolcher has authored numerous publications, including 38 peer reviewed publications, 26 Conference Proceedings, and 5 book chapters. He serves as a reviewer for the following journals: Anti-Cancer Drugs, Journal of Clinical Oncology, Annals of Oncology, Cancer Research, Clinical Cancer Research, Clinical Lung Cancer, and Clinical Prostate.

Intellectual Property

The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business. We seek patent protection in the United States and in Europe, Australia, Canada, Japan, China and Brazil for our product candidates and other technology where available and when appropriate. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

The following table contains a partial list of issued patents and patent applications owned or licensed by us. The majority of our issued and pending patents relate to our pipeline of five research and development programs. In the table below, the United States issued and pending patents in Family 2 are indirectly related to lead product CTCE - 0422, the United States application in Family 6 is indirectly related to CTCE 9908 and the United States patents in Families 7 to 9 are not directly related to any of our lead products. Although these patents are not directly related to our pipeline of core products, the technologies invented could lead to other medical applications.

Family	Subject	Patents Issued(3)	Patent Applications
1	Novel chemokine mimetics synthesis and their use(1)		CA 2,405,907 US 10/086,177 US 11/393,769
2	Design of chemokine analogs for treatment of human diseases	US 7,091,310 Expires Oct. 28, 2022	CA 2,498,723 US 11/494,232
3	Mimetics of Interleukin-8 and methods of using them in the prevention, treatment, diagnosis, and ameliorization of symptoms of a disease		CA 2,515,158 US 10/932,208
4	Cyclic peptides for modulating growth of neo-vessels and their use in therapeutic angiogenesis		US 11/388,542
5	Design of CXC chemokine analogs for the treatment of human disease		US 11/649,928
6	CXCR4 antagonist treatment of hematopoeitic cells(1)		CA 2,408,319 US 10/945,674
7	Bicyclic aromatic chemokine receptor ligands	US 6,693,134 Expires Nov. 13, 2021
8	Therapeutics for chemokine mediated diseases	US 6,706,767 B2 Expires Jan. 22, 2021
9	Tricyclic terpenes of the family of abietic acid as rantes inhibitor	US 6,831,101 Expires Nov. 13, 2021
10	Therapeutic chemokine receptor antagonists(2)	US 6,875,738 Expires Aug. 16, 2019 US 6,946,445 Expires Mar. 12, 2019	CA 2,322,764 US 11/060,031 US 11/136,097
11	Platelet factor-4 (PF4) analogs and their use		PCT/CA06/01848

__________

(1)	Jointly owned by us and the University of British Columbia; however we have obtained exclusive worldwide rights through a license agreement with the University of British Columbia.

(2)	Owned by the University of British Columbia; however we have obtained exclusive worldwide rights through a license agreement with the University of British Columbia.

(3)	Patents have a life of 20 years from the filing date.

While we pursue patent protection and enforcement of our product candidates and aspects of our technologies when appropriate, we also rely on trade secrets, know-how and continuing technological advancement to develop and maintain our competitive position. To protect this competitive position, we regularly enter into non-disclosure and confidentiality agreements with each of our consultants, employees and specifically with any third party that would have access to our proprietary technology. Furthermore, our know-how that is accessed by third parties through collaborations and research and development contracts and through our relationships with scientific consultants is generally protected through confidentiality agreements with the appropriate parties. We cannot, however, assure you that these protective arrangements will be honored by third parties, including employees, consultants and collaborators, or that these arrangements will effectively protect our rights relating to unpatented proprietary information, trade secrets and know-how. In addition, we cannot assure you that other parties will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information and technologies.

Manufacturing, Marketing and Distribution

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our product candidates and for all of our commercial needs. We do not have long-term agreements with any of these third parties. We believe that we could expeditiously identify substitute manufacturers and transfer the manufacturing functions in the event of termination of any of our manufacturing relationships.

If any of our product candidates are approved for commercial use, we plan to rely on third-party contract manufacturers to produce sufficient quantities for large-scale commercialization. If we do enter into commercial manufacturing arrangements with third parties, these third-party manufacturers will be subject to extensive governmental regulation. Specifically, regulatory authorities in the markets which we intend to serve will require that drugs be manufactured, packaged and labeled in conformity with cGMP regulations or equivalent foreign standards. We intend to engage only those contract manufacturers who have the capability to manufacture drug products in bulk quantities for commercial use compliance with cGMP regulations or equivalent foreign standards and other applicable standards in bulk quantities for commercial use.

Product Liability

The testing, marketing and sale of pharmaceutical products entails risk of product liability claims by patients and others. In the event of a successful suit against us, payments and damage to our reputation could have a material adverse effect on our business and financial condition. Even if such suit is unsuccessful, our reputation could be damaged and litigation costs and expenditure of management time on such matters could adversely affect our business and financial condition.

Employees

As of March 3, 2008, we had six full-time employees and one part-time employee, two of whom held Ph.D. or M.D. degrees and two of whom were engaged in full time research and development activities. All of our executive management are employed jointly through us and CTBCC, our wholly-owned subsidiary, and all other personnel are employed through CTBCC. We also rely on contracted consultants and organizations to provide service in specific areas such as regulatory, clinical affairs, medical consulting, information technology as well as other areas. We also employ consultants, companies, and contingent workers for various projects from time to time. We have entered into employment agreements with certain officers and key employees. No employees are covered by a collective bargaining agreement.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report, before making a decision to buy our securities. If any of the following risks actually occur, our business, financial condition and results of operations could suffer. In these circumstances, the market price of our securities could decline, and you may lose all or part of your investment in our securities.

Risks Related to Our Business and Industry

We are largely dependent on the success of our two lead product candidates, CTCE-9908 and CTCE-0214, and we cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized.

We currently have no drug products for sale and we cannot guarantee that we will ever have marketable drug products. The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, the Canadian Therapeutic Products Directorate, or TPD, and other regulatory authorities in the United States, Canada and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA. We have not submitted an NDA or received marketing approval for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. We currently have five product candidates, two of which (CTCE-9908 and CTCE-0214) we consider to be our lead product candidates. Our business success depends on the successful development and commercialization of our lead product candidates and, to a lesser degree, our other product candidates. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, our business, financial condition, and results of operations may be materially harmed.

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to cease operations and/or share our rights to these product candidates with third parties on terms that may not be favorable to us.

Our operations have consumed substantial amounts of cash since inception and we will need significant amounts of additional capital to support our research and development efforts.  We believe that our current working capital will be sufficient to fund our operations through July 31, 2008.  If we are unable to secure capital in the near future to fund our operations, we will not be able to continue our design and development efforts and we might have to cease operations and/or enter into collaborations that could require us to share or relinquish rights to our product candidates to a greater extent than we currently intend.  Our consolidated financial statements have been prepared on the basis that we will continue as a going concern.  Unless we are able to generate revenues, decrease expenses substantially or raise additional financing, we will not have sufficient cash to support our operations beyond July 31, 2008.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.  General conditions in the capital markets as well as conditions that particularly affect biotechnology companies could impact our ability to raise additional funds.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing our research and development efforts.  This could harm our business, prospects and financial condition and cause the price of our securities to fall.

Our stockholders may experience significant dilution from future sales of our securities and the terms of a financing, if any, may negatively impact the conduct of our business.

We anticipate that we will need to raise a significant amount of additional capital in the future.  To the extent that we raise capital by issuing equity securities, or debt convertible into equity securities, our stockholders will likely experience significant dilution.  Given that we have do not expect to have any significant revenues in the foreseeable future, it is unlikely that we will be able to raise a significant amount of debt financing.  However, any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.

In addition, as of March 1, 2008, options and warrants to purchase 8,187,000 shares of our common stock were issued and outstanding and 1,911,416 additional shares of our common stock were available for future awards under our 2004 Option Plan.  If all of these options and warrants were exercised, our stockholders would experience further dilution.  The perceived risk of dilution may negatively impact the price of our stock and cause our stockholders to sell their shares, which would contribute to a decline in the price of our common stock.  Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock, which could further contribute to progressive price declines in our common stock.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced significant operating losses since our inception in 1998 and we have generated no revenues from product sales to date. As of December 31, 2007, we had an accumulated deficit of approximately $30.8 million. We have funded our operations to date from the sale of our securities and through research funding pursuant to collaborations with partners. We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives. Because of the numerous risks and uncertainties associated with developing and commercializing drug candidates, we are unable to predict if or when we will be able to generate revenues to support our operations or the extent of any future losses. We anticipate that as we advance our clinical trials and research and development initiatives our losses will accelerate. We may never successfully commercialize any of our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

We are subject to extensive and costly government regulation.

Our product candidates are subject to extensive and rigorous government regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products. Our product candidates are also subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

Government regulation significantly increases the cost and risk of researching, developing, manufacturing, and selling our drug candidates. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive, and uncertain. We or our partners must obtain and maintain regulatory authorization to conduct clinical trials. We or our partners must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product candidate’s safety and efficacy for each intended use. The development and approval process takes many years, requires substantial resources, and may never lead to the approval of a product. Failure to obtain regulatory approvals or delays in obtaining regulatory approvals may:

•

adversely affect the successful commercialization of any drugs that we or our partners develop;

•

impose additional costs on us or our partners;

•

diminish any competitive advantages that we or our partners may attain; and

•

adversely affect our receipt of revenues or royalties.

Even if we are able to obtain regulatory approval for a particular product candidate, the approval may limit the indicated medical uses for the product, may otherwise limit our ability to promote, sell, and distribute the product, may require that we conduct costly post-marketing surveillance, and/or may require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue. If we, our partners, or our contract manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things:

•

delays in the approval of applications or supplements to approved applications;

•

refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications;

•

warning letters;

•

fines;

•

import and/or export restrictions;

•

product withdrawal, recalls or seizures;

•

injunctions;

•

suspension of regulatory approvals;

•

restrictions on the products or manufacturing processes;

•

total or partial suspension of production;

•

civil penalties;

•

withdrawals of previously approved marketing applications or licenses;

•

recommendations by the FDA or other regulatory authorities against governmental contracts; and

•

criminal prosecutions.

There is no assurance that we will be granted regulatory approval for any of our product candidates.

The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, Canada and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and require the expenditure of substantial resources and may include post-marketing studies and surveillance. To date, we have not successfully completed any Phase II or Phase III clinical trials. We are currently testing CTCE-9908, one of our lead product candidates, in an ongoing Phase I/II clinical trial which commenced in May 2006 under a Clinical Trial Application, or CTA, filed in Canada. We have completed the first two stages of a three-stage Phase I clinical trial for CTCE-0214 initiated under an investigational new drug application, or IND, submitted in the United States. All of our other product candidates remain in the discovery and preclinical testing stages. The results from preclinical testing and clinical trials that we have completed may not be predictive of results in future preclinical tests and clinical trials, and there can be no assurance that we will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. There can be no assurance that regulatory approval will be obtained for any of our product candidates. If our product candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other product candidates and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

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

•

our ability to obtain approval to commence a clinical trial by the institutional review board, or IRB, at each institution participating in a clinical trial;

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

We may be unable to recruit a sufficient number of patients to carry out clinical trials for our product candidates.

The rate at which we complete our clinical trials depends on many factors, including our ability to recruit and enroll sufficient numbers of patients to carry out clinical trials for our product candidates. Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo. In particular, the large number of product candidates for the treatment of cancer competing for patients to enroll in clinical trials may limit our ability to recruit sufficient numbers of patients to carry out clinical trials for our cancer product candidates. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition.

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

We currently have a portfolio of patents and patent applications that we either own or have licensed around our key products and technologies. The portfolio includes patents and patent applications in the United States and in a number of foreign jurisdictions.

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

We depend on technology licensed to us by third parties and if we are unable to continue licensing such technology, our future prospects may be materially adversely affected.

Our intellectual property for our lead compounds, CTCE-9908 and CTCE-0214, is in-licensed from the University of British Columbia. If we breach the license agreement or it is terminated, our value will be substantially affected. Our license agreement with the University of British Columbia requires, among other things, that we make certain payments and use reasonable commercial efforts to meet certain clinical and regulatory milestones. If we breach any of the provisions of this license agreement, we may lose substantial intellectual property rights and our future prospects may be materially adversely affected.

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

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk if product candidates are introduced commercially. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We intend to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, regulatory applications, marketing and commercialization of our products, and we will not have control over how they perform their contractual obligations. Accordingly, we will suffer if they do not fulfill their contractual obligations.

We intend to enter into additional corporate agreements to develop and commercialize product candidates. We might not be able to establish such additional collaborations on favourable terms, if at all, or guarantee that our current or future collaborative arrangements will be successful. In addition, third party arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, or may have other terms that are burdensome to us. These arrangements may place responsibility on our collaborative partners for Phase III clinical trials, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. If we enter into such arrangements, the timing for approval of a drug candidate may be largely out of our control. These third parties might not fulfill their obligations in a manner which maximizes our revenues. These arrangements may also require us to transfer certain material rights or issue equity securities to corporate investors, licensees and others. If we license or sublicense our commercial rights to others, as we intend to do, we might realize reduced product revenue compared to what we could expect to realize through direct commercial exploitation. Moreover, we might not derive any revenue or profit from these arrangements. Collaborators might also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, and compete directly with us.

Since we have no marketing and sales organization and have no direct experience in the marketing, sales or distribution of drug products, we may not be able to generate product revenues if we are unable to enter into agreements with third parties to market and sell our product candidates.

We have no direct experience in marketing, sales or distribution, and we do not intend to develop a sales and marketing infrastructure to commercialize pharmaceutical products. If we develop products eligible for commercial sales, we intend to rely on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell these products. We might not be able to obtain access to a marketing and sales force with sufficient technical expertise and distribution capability. We also will not be able to control the resources and effort that a third party will devote to marketing our product candidates under such arrangements. If we are unable to develop and maintain relationships with third parties with the necessary marketing and sales force, we may fail to gain market acceptance of our product candidates, and our ability to generate product revenues would likely be impaired.

We rely on a limited number of manufacturers for our product candidates and our business will be harmed if these manufacturers are not able to satisfy our demand and alternative sources are not available.

We do not have an in-house manufacturing capability and depend completely on a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our product candidates. We do not have long-term agreements with any of these third parties, and if they are unable or unwilling to perform for any reason, we may not be able to locate alternative acceptable manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our product candidates are subject to current Good Manufacturing Practices regulations, or cGMP, and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If one of our contract manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays and additional costs. In addition, if the facilities of such manufacturers do not pass a pre-approval plant inspection, the FDA and other regulatory authorities will not grant pre-market approval of our products.

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff. Certain of our senior management are retained on a part-time basis and therefore do not devote all of their time and efforts to the advancement of our interests. The loss of services of one or more of our senior management or scientific staff could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates. Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize products successfully.

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

The biotechnology and pharmaceutical industries, particularly with respect to cancer and cardiac related therapeutics, are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. For instance, other companies such as Genzyme, Inc. are developing small molecules targeting the CXCR4 receptor. We also face significant competition for limited capital in the biotechnology and pharmaceutical space. There can be no assurance that developments by others will not render our product candidates obsolete or noncompetitive. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates obsolete or noncompetitive. Competitors may seek to develop alternative formulations of our product candidates that address our targeted indications that do not directly infringe on our intellectual property. Compared to us, many of our potential competitors have significantly greater financial resources and expertise in discovery and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we do. As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more useful and less costly than ours and may also be more successful than us in manufacturing and marketing their products. We also expect to face similar competition in our efforts to identify appropriate collaborators or partners to help develop or commercialize our product candidates in markets outside of the United States and Canada.

We have reported a material weakness in our internal control over financial reporting as of December 31, 2007 and have reported deficiencies in our disclosure controls.  If we are unable to maintain effective internal control over financial reporting and disclosure controls, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this annual report on Form 10-KSB, we are required to furnish a report by management on our internal controls over financial reporting.  Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 resulted in a determination that the Company had a material weakness related to its control environment because it did not have sufficient personnel with financial and accounting skills commensurate with the Company’s financial reporting requirements as a public company.  In addition, our annual report on Form 10-KSB for the year ended December 31, 2006 and our quarterly report on Form 10-QSB for the quarter ended March 31, 2007 disclosed that our disclosure controls and procedures were not effective as of the end of such periods.  Specifically, our management and our independent registered public accounting firm identified deficiencies in disclosure controls for related party transactions that impacted our ability to vigorously collect and scrutinize the financial information supplied to us from Globe Laboratories, Inc., a corporation controlled by Dr. Hassan Salari, our President and Chief Scientific Officer and former Chief Executive Officer.

The Company has commenced efforts to remediate the material weakness in its internal control over financial reporting and the deficiencies in disclosure controls described above.  To the extent that such actions are ineffective or inadequate to eliminate such weakness or deficiencies, or if other weaknesses or deficiencies arise, the effectiveness of our disclosure controls and internal control over financial reporting may be adversely affected.  If additional material weaknesses in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, and we may be subject to litigation.  We could also be required to expend material amounts to evaluate our disclosure controls and internal control over financial reporting and to rectify any weaknesses or deficiencies identified therewith, which would reduce the amount of resources we have for advancing our clinical candidates and could result in a material adverse change to our operating results.  Any failure to address any additional material weaknesses in our internal control could also adversely affect the results of future management evaluations regarding the effectiveness of our “internal control over financial reporting” as required under Section 404 of the Sarbanes-Oxley Act of 2002.  Internal control weaknesses and deficiencies in our disclosure controls could also cause investors to lose confidence in our reported financial information, which could cause the market price of our common stock to decline.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

In addition to the report by management on our internal control over financial reporting described above, for the fiscal years ending December 31, 2008 and thereafter, such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal control.  Public Company Accounting Oversight Board Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.  If our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal control when such attestation is required), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

If we use biological and hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages.

Our research and development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We do not maintain liability insurance coverage for our handling of biological or hazardous materials. We, the third parties that conduct clinical trials on our behalf and the third parties that manufacture our product candidates are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and waste products. The cost of compliance with these laws and regulations could be significant. The failure to comply with these laws and regulations could result in significant fines and work stoppages, which could damage our reputation and harm our business.

The price of our common stock has experienced volatility and may be subject to fluctuation in the future based on market conditions.

The market prices for the securities of biotechnology companies, including our own, have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of any particular company. In addition, because of the nature of our business, certain factors such as our announcements, competition from new therapeutic products or technological innovations, government regulations, fluctuations in our operating results, results of clinical trials, public concern regarding the safety of drugs generally, general market conditions and developments in patent and proprietary rights can have an adverse impact on the market price of our common stock. For example, from January 1, 2006 through March 3, 2008, the closing price of the shares of our common stock on the TSX has ranged from a low of C$0.12 to a high of C$1.37. Any negative change in the public’s perception of our prospects could cause the price of our common stock to decrease dramatically. Furthermore, any negative change in the public’s perception of the prospects of biotechnology companies in general could depress our share price regardless of our results. In the past, following declines in the market price of a company’s securities, securities class-action litigation often has been instituted against that company. Litigation of this type, if instituted, could result in substantial costs and a diversion of our management’s attention and resources. Volatility or depression in the capital markets, particularly with respect to biotechnology stocks, could also affect our ability to raise additional capital.

Our common stock is listed on the Toronto Stock Exchange and not on any U.S. exchange.

Our common stock is listed on the TSX and not on any exchange in the United States. Accordingly, investors in the United States may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange in the United States. Furthermore, we do not currently meet the listing standards for the Nasdaq Stock Market, the New York Stock Exchange or the American Stock Exchange and do not know when or if we will ever meet such listing standards. Although our common stock is traded on the OTC Bulletin Board, the securities have been thinly traded, and there can be no assurance that a more liquid trading market for the securities will develop or that, if developed, it will be sustained. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Stock Market, New York Stock Exchange or American Stock Exchange and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and purchasers of our shares may be unable to resell the securities at or near their original price or at any price. Although we are listed in Mergent Manuals and our shares qualify for secondary trading in numerous states in the United States, only a limited trading market has yet developed as a result of such listing and qualifications. We are uncertain whether a robust trading market in our shares will develop in the United States.

Penny stock regulations of the Securities and Exchange Commission may impose certain restrictions on marketability of our shares. Accordingly, you might not be able to sell your shares as easily or for the price that would be available to them if these restrictions did not apply.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The penny stock rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell shares of our common stock in the United States. The market price of our common stock would likely suffer as a result.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings, and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, we are a Delaware corporation and the anti-takeover provisions of Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

ITEM 2.

DESCRIPTION OF PROPERTY

Our headquarters are located at 6190 Agronomy Road, Suite 405, Vancouver, British Columbia, Canada, V6T 1Z3, on the campus of the University of British Columbia.  We lease office space of 3,600 square feet under a lease that expires in July 2008 with an option to renew for a further term of three years. We have decided not to renew our current office space, and in February 2008 entered into an operating lease for new office space that will begin in July 2008.

ITEM 3.

LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We are not currently a party to any material legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

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

	OTCBB (U.S.$)

Period	High bid	Low bid
Calendar 2007
Fourth Quarter	$0.60	$0.13
Third Quarter	$0.67	$0.35
Second Quarter	$0.82	$0.51
First Quarter	$0.95	$0.56
Calendar 2006
Fourth Quarter	$0.90	$0.55
Third Quarter	$0.85	$0.55
Second Quarter	$0.96	$0.60
First Quarter	$1.18	$0.90

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

	Toronto Stock Exchange (C$)

Period	High	Low
Calendar 2007
Fourth Quarter	$0.66	$0.12
Third Quarter	$0.71	$0.42
Second Quarter	$0.89	$0.56
First Quarter	$1.12	$0.65
Calendar 2006
Fourth Quarter	$1.07	$0.68
Third Quarter	$0.91	$0.61
Second Quarter	$1.10	$0.83
First Quarter	$1.37	$1.06

Holders

On March 6, 2008, there were approximately 159 shareholders of record of our common stock. This number does not include beneficial owners of our shares whose shares are held in street name by broker-dealers.

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

None.

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

We are a development stage biotechnology company with a focus on the development of small protein, or peptide, based drugs for human diseases. In particular, we focus on the area of chemokines, which are small proteins that guide the migration of cells involved in cancer progression, the immune system, promote the growth of new blood vessels, and are critical for cellular maturation.

We are at various stages in research and development of five drug candidates. Two of our drug candidates are in human clinical trials. Our two lead drug candidates are CTCE-9908 and CTCE-0214. CTCE-9908 is being investigated for prevention of growth and the spread of cancer. CTCE-0214 is being investigated for the mobilization of stem cells and neutrophils into the circulation, a process referred to as hematological support. Our other three drug candidates are in preclinical development in the areas of growth and development of blood vessels (CTCE-0324), wound healing (CTCE-0422), and stroke prevention (CTCE-0501).

Our objective is to develop drug candidates that target chemokine receptors and further develop them through Phase II clinical trials. Provided that we reach this stage with individual drug candidates, we intend to enter into agreements with larger biotechnology and pharmaceutical companies to license or co-develop our drug candidates through Phase III and Phase IV of clinical trials. In some circumstances, when appropriate, we may license a product to a partner at an earlier stage. We intend to license our product candidates to companies with existing infrastructure to market pharmaceuticals.

Chemokine Therapeutics Corp. was founded on July 15, 1998. We are incorporated under the laws of the State of Delaware. We have a wholly-owned subsidiary, Chemokine Therapeutics (B.C.) Corp., or CTBCC, a company incorporated under the laws of the Province of British Columbia.

Limited Operating History

We have incurred significant losses since our inception in July 1998.  As of December 31, 2007, our accumulated deficit was approximately $30.8 million.  We recognized net losses of approximately $6,239,886 and $7,507,866 in 2007 and 2006, respectively.  We expect to continue to incur net losses in the near term as we fund clinical trials and until such time as product sales or royalty payments, or both, generate sufficient revenues to fund continuing operations.

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

On October 31, 2007, November 14, 2007, and December 31, 2007, we surrendered operating leases for approximately 5,400 square feet of our laboratory space. We currently lease 3,600 square feet of office space at the University of British Columbia.

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

Assuming we secure additional capital, our product research and development plan over the next twelve months is summarized as follows:

•

complete the current Phase I/II clinical trial of CTCE-9908 in Canada;

•

file regulatory documents in Canada and other jurisdictions for a randomized Phase II clinical trial(s) for CTCE-9908;

•

commence a Phase II clinical trial using CTCE-9908 for liver cancer in the United States, Canada, and other countries;

•

develop a Phase II clinical trial using CTCE-9908 for ovarian cancer in Canada and the UK;

•

continue clinical development of CTCE-0214 for neutrophil and stem cell mobilization; and

•

complete supportive preclinical studies for the CTCE-9908 program.

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

Strategic Relationship and Partnering Strategy

We plan to enter into partnership agreements for our drug candidates by the end of Phase II clinical trials or earlier.  Due to the significant costs involved in conducting Phase III or Phase IV clinical trials, we intend to enter into agreements with larger biotechnology and pharmaceutical companies to co-develop our products through Phase III and Phase IV of clinical trials, thereby sharing the costs.  As our focus is on the discovery and development of drug candidates, we intend to license the marketing of the products to companies with existing infrastructure for the marketing of pharmaceutical drugs.  In addition, we will rely on third-party manufacturers with the manufacturing capabilities to produce sufficient quantities of these products for clinical studies and large-scale commercialization upon their approval.

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

Critical Accounting Policy

Our discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  Differences between U.S. and Canadian GAAP are presented in Note 17 to our annual financial statements.  The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  We review our estimates on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  While our significant accounting policies are described in Note 2 to our annual financial statements, we believe the following accounting policy to be critical.

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

As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $55,354, which is expected to be recognized over a weighted average period of approximately 0.9 years.

Results of Operations

Twelve Months Ended December 31, 2007 and 2006

Revenues.

We had no revenues in the twelve months ended December 31, 2007 and in the twelve months ended December 31, 2006.

Research and development.

Research and development expenses were $1,980,097, during the twelve months ended December 31, 2007, a decrease of $2,662,360 from the $4,642,457 comparative amount recorded in the twelve months ended December 31, 2006.  The decrease in research and development activities and the associated expenses in fiscal 2007 were primarily attributable to the decreased spending associated with our two lead compounds, CTCE-0214 and CTCE-9908, as well as the recovery of costs of $969,190 under the terms of the settlement agreement with Globe Laboratories. Research and development expenses include contract research, manufacturing, laboratory supplies and staff salaries.

We recorded direct costs for CTCE-9908 of approximately $823,496 for the twelve months ended December 31, 2007, which included preparatory and clinical trial costs of the Phase I/II clinical trial currently underway, and related manufacturing of compound.  This compares to approximately $1,776,023 for the twelve months ended December 31, 2006, the majority of the decrease being due to the recovery of costs referred to above which were applied to CTCE-9908.

Direct costs for CTCE-0214 were approximately $369,281 for the twelve months ended December 31, 2007 compared to $1,735,198 for the twelve months ended December 31, 2006, which reflected a reduction in spending on preclinical studies in keeping with a progression to a clinical phase of development.

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

General and administrative.

General and administrative expenses for the twelve months ended December 31, 2007 were $4,504,595, compared to $2,904,595 for the twelve months ended December 31, 2006.  The year over year increase of $1,600,000 reflects additional salary costs during 2007 and  financing costs of $1,275,557 which have been expensed.

Costs relating to the Company’s planned public offering during the year ended December 31, 2007 were recorded as deferred financing costs in the Company’s interim consolidated financial statements.  It was expected that on completion of this public offering, these costs would have been offset against the proceeds of the offering in additional paid-in capital.  Deferred financing costs incurred during the year ended December 31, 2007 amount to $ 1,275,557 and consist of approximately $ 1,038,230 for legal fees and approximately $ 237,327 for printing, translations, travel and miscellaneous expenses.  These deferred financing costs have been written off as general and administrative expense reported on the consolidated statements of operations, as the proposed financing was not completed successfully.

Other general and administrative expenses included consulting, marketing and promotion expenses incurred for business development.

Interest income.

Interest income was $135,808 for the twelve months ended December 31, 2007 compared with $331,190 for the twelve months ended December 31, 2006. The decrease of interest income of $195,382 was due to decreases in short-term investments and cash equivalents.

Foreign exchange gain (loss).

Monetary items for financial statements are remeasured by applying the current exchange rate and non-monetary items are remeasured by applying historical exchange rates. The Company includes the resulting exchange gain or loss in foreign currency upon remeasurement in the foreign exchange gain or loss account in the consolidated statement of operations.

Fluctuations in the relative values of the Canadian and U.S. dollar can affect the reported value of Canadian dollar denominated assets and liabilities on our balance sheet.  A strengthening (weakening) Canadian dollar in relation to the U.S. dollar results in higher (lower) reported values for our Canadian dollar denominated assets and liabilities.

Foreign exchange gain was $539,056 for the year ended December 31, 2007, compared to $73,125 for the year ended December 31, 2006. These gains principally resulted from short-term investments and foreign currency transactions and the strengthening of other currencies against the US currency.

Net loss.

We incurred a net loss of $6,239,886 ($0.15 per share) for the twelve months ended December 31, 2007 compared to $7,507,866 ($0.19 per share) for the twelve months ended December 31, 2006. The decrease in our net loss was principally caused by the decrease in  research and development expenses as described above.

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

On February 7, 2008, the Company completed a private placement and issued 5,250,000 units at a price of $ 0.20 per unit for gross proceeds of $ 1,050,000.  Each unit is comprised of one share of common stock and one common share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $ 0.30 per share for a period of 60 months from the date of issue.

At December 31, 2007, we had approximately $760,000 in cash and cash equivalents on hand, compared to approximately $6.1 million as of December 31, 2006, a decrease of $5.3 million.  Our working capital deficit  at December 31, 2006 was approximately $75,000, compared to working capital of approximately $5.9 million at December 31, 2006, a decrease of $5.9 million.

For the twelve months ended December 31, 2007, we used net cash of $5,123,804 in operating activities consisting primarily of the net loss for the period of $6,239,886.  Cash generated from financing activities for the twelve months ended December 31, 2007, was $110,106.

Pursuant to a Settlement Agreement entered into with Globe Laboratories on May 15, 2007, Globe Laboratories paid the Company net cash amounts of $390,492, and $578,668 representing recovered costs and fees from Globe Laboratories, the discharge of amounts that were receivable as of December 31, 2006 from Globe Laboratories, offset by the cancellation of the promissory note payable to Globe Laboratories.

We believe that our current funds will be sufficient to fund our operations until  July 31, 2008.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

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

Long Term Obligations

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Years Ended December 31,
	Total	2008	2009	2010	2011	2012	2013 and thereafter
	(in thousands)
Contractual obligations (1)	131.5	131.5	-	-	-	-	-
Loans payable	-	-	-	-	-	-	-
Capital lease obligations	10.5	10.5	-	-	-	-	-
Long-term debt	-	-	-	-	-	-	-
Non-cancelable operating lease obligations (2)	47.5	47.5	-	-	-	-	-
Total contractual cash obligations	189.5

(1) Includes obligations under various research and development agreements entered into with third parties to perform research and development services on our behalf.

(2) We lease office premises under an operating lease which expires at July 31, 2008.

License agreement with PPDI

On April 12, 2006, we entered into an agreement with Pharmaceutical Product Development, Inc., or PPDI, to re-acquire the option rights to our CTCE-0214 drug candidate that had previously been granted to PPDI in April 2003.  Under this agreement, we are obligated to achieve various milestones and we are committed to make certain milestone payments.  Such milestone payments are to be made as follows:

-  $250,000 cash upon the dosing of the first subject in a Phase III clinical trial of CTCE-0214

-  $250,000 cash upon filing a New Drug Application with the United States Food and Drug Administration (“FDA”) with respect to CTCE-0214 (or any equivalent filing in any foreign country)

-  $1,000,000 cash upon approval by the FDA (or any equivalent regulatory body in a foreign country) of CTCE-0214 for any therapeutic use

-  50 percent of the first net sales of CTCE-0214 up to $1,000,000

License Agreement with UBC

On September 22, 1999, we entered into a license agreement with UBC. In addition, the license agreement was amended on May 17, 2007. The license grants the Company exclusive worldwide rights to research, develop and commercially exploit certain patented technologies, which remain the property of UBC.  The licensed technology relates to therapeutics for a variety of human diseases.

Under the agreement the Company is obligated to achieve various milestones and is committed to make milestone payments and to pay royalties of 2% of any revenues or other consideration derived from the licensed technologies.  Should the Company fail to satisfy any of its obligations, UBC has the right to terminate the license agreement. Such milestone payments are to be made as follows:

- Cdn$ 25,000 upon the start of Phase II clinical trials and Cdn$ 75,000 at the time of completion of Phase II clinical trials,

- Cdn$ 75,000 upon the start of Phase III clinical trials and Cdn$ 175,000 at the time of completion of Phase III clinical trials, and

- Cdn$ 500,000 at the time of filing for New Drug Approval after completion of Phase III clinical trials.

- Minimum annual royalty payments are to be made as follows:

- Cdn$ 25,000 one year from product approval

- Cdn$ 50,000 two years from product approval

- Cdn$ 75,000 three years from product approval

- Cdn$ 100,000 four years from product approval

- Cdn$ 150,000 five years from product approval

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS

Our financial statements required by this item are included after Part III, Item 14 of this Annual Report on Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer who is also our Chief Financial Officer (the “Certifying Officer”), to allow timely decisions regarding required financial disclosures.

Our Certifying Officer performed a review of the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to the reasons set forth below.

Also, as previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company had identified deficiencies in disclosure controls for related party transactions. These deficiencies impacted the Company’s ability to vigorously collect and scrutinize financial information supplied from related parties.  In response to such deficiencies, the Company’s management implemented remedial measures in the second quarter of 2007. However, due to the reasons described below, management has concluded that deficiencies in the Company’s disclosure controls continued to exist as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of the Company’s internal control over financial reporting as of December 31, 2007, management determined that the Company had a material weakness related to its control environment because it did not have sufficient personnel with financial and accounting skills commensurate with the Company’s financial reporting requirements as a public company.  The unanticipated voluntary turnover of key personnel late 2007 combined with prior restructuring actions undertaken by the Company earlier in 2007 contributed to this material weakness.  This material weakness resulted in the identification of changes in the disclosures in the financial statements that have been recorded in the consolidated financial statements.

Because of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the Internal Control—Integrated Framework issued by COSO.

Remediation of Disclosure Control Deficiencies and Material Weakness in Internal Control over Financial Reporting

The Company has commenced efforts to remediate the disclosure control deficiencies and material weakness in its internal control over financial reporting described above through supplementing existing financial and accounting personnel with technically qualified third party consultants who will assist the Company in performing additional procedures and analyses.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item 9 is incorporated herein by reference to the sections entitled “Election of Directors,”  “Management,” and “Section 16(a) Beneficial Ownership and Reporting Compliance,” in our definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held in May 2008 (the “Proxy Statement”).

ITEM 10.

EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 13.

EXHIBITS

(a) Exhibits

Exhibit Number		Exhibit Description
3.1 (1)	—	Certificate of Incorporation
3.2 (2)	—	Amendment to Certificate of Incorporation
3.3 (1)	—	Bylaws
3.4 (7)	—	Amendment to Bylaws

10.1 (1)	—	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999
10.2 (1)	—	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.
10.3 (1)	—	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari
10.4 (1)	—	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz
10.7 (3)	—	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004
10.8 (3)	—	Amendment to Employment Agreement dated September 30, 2004 between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari
10.9 (4)	—	Lease Agreement dated January 1, 2003, between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.
10.12 (3)	—	The 2004 Stock Option Plan
10.13 (6)	—	Amended Employment Agreement dated March 10, 2005, between Dr. Hassan Salari and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.
10.15 (7)	—	Preferred Stock and License Restructuring Agreement dated April 12, 2006, between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp.
10.06 (7)	—	Letter agreement dated April 12, 2005, by and between the University of British Columbia and Chemokine Therapeutics Corp.
10.18 (9)	—	Termination of the amended employment agreement between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (BC) Corp. and David Karp
10.19(10)	—	Purchase Agreement by and among Chemokine Therapeutics Corp., Chemokine Therapeutics (B.C.) Corp. and Globe Laboratories Inc. dated January 1, 2007
10.20(10)	—	Sub-Lease by and between Discovery Parks Trust and Globe Laboratories Inc. dated June 23, 2000
10.21(10)	—	Extension and Amendment of Sub-Lease by and between Discovery Parks Trust and Globe Laboratories Inc. dated December 13, 2006
10.22(10)	—	Partial Assignment of Sub-Lease from Globe Laboratories Inc. to Chemokine Therapeutics (B.C.) Corp. dated January 1, 2007
10.23(11)	—	Sub-Lease Agreement dated May 6, 2005
10.24(11)	—	Form of Indemnification Agreement
10.25(11)	—	Employment Agreement dated November 16, 2006, between Bashir Jaffer and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.
10.27(12)	—	Amendment to Employment Agreement dated March 21, 2007, between Dr. Hassan Salari and Chemokine Therapeutics Corp.
10.28	—	Amendment to Employment Agreement dated December 4, 2007, between Dr. Hassan Salari and Chemokine Therapeutics Corp.
21.1(11)	—	List of Subsidiaries of Chemokine Therapeutics Corp.
23.1	—	Consent of M.D. Sassi Company, Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registration Statement on Form SB-2 (Reg. No. 333-117858) on August 2, 2004.

(2)

Incorporated by reference to the exhibit filed with the Registration Statement on Form SB-2 (Reg. No. 333-143350) on May 30, 2007.

(3)

Incorporated by reference to the exhibit filed with Amendment No. 1 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on October 20, 2004.

(4)

Incorporated by reference to the exhibit filed with Amendment No. 2 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on November 26, 2004.

(5)

Incorporated by reference to the exhibit filed with Amendment No. 3 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on December 17, 2004.

(6)

Incorporated by reference to the exhibit filed with Form 10-KSB on March 15, 2005.

(7)

Incorporated by reference to the exhibit filed with Form SB-2/A (Reg. No. 333-133476) on April 24, 2006.

(8)

Incorporated by reference to the exhibit filed with Form 10-QSB on August 10, 2006.

(9)

Incorporated by reference to the exhibit filed with Form 10-QSB on November 14, 2006.

(10)

Incorporated by reference to the exhibit filed with the Form 8-K on January 8, 2007.

(11)

Incorporated by reference to the exhibit filed with Form 10-KSB on April 16, 2007.

(12)

Incorporated by reference to the exhibit filed with Form 8-K on March 21, 2007.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is set forth in our definitive proxy statement, relating to the Annual Meeting of Stockholders scheduled to be held in May 2008, under the caption “Principal Accountant Fees and Services,” which is incorporated herein by reference.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Stockholders' Equity	F-4 – F-6

Consolidated Statements of Cash Flow	F-7

Notes to the Consolidated Financial Statements	F-8 – F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Chemokine Therapeutics Corp.

We have audited the accompanying consolidated balance sheets of Chemokine Therapeutics Corp. (a development-stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related amounts included in the cumulative amounts for the period from inception on July 15, 1998 to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chemokine Therapeutics Corp. (a development state company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and the related amounts included in the cumulative amounts for the period from inception on July 15, 1998 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements the Company has suffered recurring losses from operations and has current working capital sufficient to fund the company’s operations through July 2008. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M.D. Sassi Company

San Francisco, California

March 31, 2008

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$688,388	$4,446,668
Short-term investments (Note 3)	75,658	1,642,308
Amounts receivable	27,353	60,366
Prepaid expense and deposits	41,122	103,816

TOTAL CURRENT ASSETS	832,521	6,253,158

PROPERTY AND EQUIPMENT, net (Note 4)	337,751	332,440

LICENSE COSTS, net (Note 5)	8,605	16,299

AMOUNT DUE FROM AFFILIATE (Note 7)	50,439	253,263

	$1,229,316	$6,855,160

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$897,996	$377,915
Current portion of capital lease obligation (Note 8)	10,254	12,392

TOTAL CURRENT LIABILITIES	908,250	390,307

CAPITAL LEASE OBLIGATION (Note 8)	–	8,722

	908,250	399,029

COMMITMENTS (Note 13)

STOCKHOLDERS’ EQUITY

PREFERRED STOCK
Authorized – 6,000,000 shares; par value $ 0.001 per share at December 31, 2007
Issued and outstanding: December 31, 2007 – Nil; December 31, 2006 – Nil	–	-

COMMON STOCK
Authorized – 200,000,000 shares; par value $ 0.001 per share at December 31, 2007 and 100,000,000 shares at December 31, 2006
Issued and outstanding: December 31, 2007 and December 31, 2006 – 42,183,748	42,184	42,184

ADDITIONAL PAID-IN CAPITAL	31,062,180	30,957,359

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(30,783,298)	(24,543,412)

	321,066	6,456,131

	$1,229,316	$6,855,160

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from inception on July 15, 1998 to
	Years ended December 31,		December
	2007	2006	31, 2007

REVENUE	$–	$-	$275,000

EXPENSES
Research and development	1,980,097	4,642,457	16,575,822
General and administrative	4,504,595	2,904,595	14,758,191
Stock-based compensation	104,821	184,085	662,940
Amortization of license	7,694	7,694	41,998
Depreciation and amortization of property and equipment	296,414	173,350	642,505

	6,893,621	7,912,181	32,681,456

OTHER INCOME
Interest income	135,808	331,190	738,286
Foreign exchange gain	539,056	73,125	906,001
Gain (loss) on sale of property and equipment	(21,129)	–	(21,129)

	653,735	404,315	1,623,158

NET LOSS	$(6,239,886)	$(7,507,866)	$(30,783,298)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.15)	$(0.19)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	42,183,748	39,606,809

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 through December 31, 1998 and years ended December 31, 1999 through 2007

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

See accompanying notes to the consolidated financial statements

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 through December 31, 1998 and years ended December 31, 1999 through 2007

								(Deficit) accumulated during the development stage

					Additional paid-in capital	Share subscriptions	Deferred stock compensation
									Stockholders’ equity
	Common stock		Preferred stock
	Shares	Amount	Shares	Amount

Issuance of common stock net of offering costs of $ 194,474	1,492,970	$1,493	-	$-	$1,677,746	$-	$-	$-	$1,679,239
Issuance of warrants for consulting services	-	-	-	-	139,725	-	-	-	139,725
Issuance of warrants for offering costs	-	-	-	-	62,871	-	-	-	62,871
Capital distribution on sale of subsidiary to related party	-	-	-	-	42,064	-	-	-	42,064
Net loss	-	-	-	-	-	-	-	(2,234,061)	(2,234,061)

Balances at December 31, 2002	9,820,230	9,820	150,000	150	5,137,398	-	-	(5,413,435)	(266,067)
Issuance of common stock net of offering costs of $ 130,628	577,852	578	-	-	644,395	-	-	-	644,973
Issuance of preferred shares	-	-	2,000,000	2,000	2,698,000	-	-	-	2,700,000
Issuance of warrants for consulting services	-	-	-	-	21,835	-	-	-	21,835
Issuance of warrants for offering costs	-	-	-	-	22,454	-	-	-	22,454
Net loss	-	-	-	-	-	-	-	(2,506,705)	(2,506,705)

Balances at December 31, 2003	10,398,082	10,398	2,150,000	2,150	8,524,082	-	-	(7,920,140)	616,490
Issuance of common stock net of offering costs of $ 2,234,671	17,915,714	17,916	-	-	12,144,538	-	-	-	12,162,454
Issuance of common stock for agent’s fee	628,977	629	-	-	352,054	-	-	-	352,683
Issuance of common stock for settlement of debt	247,100	247	-	-	199,753	-	-	-	200,000
Issuance of common stock for finder’s fees	3,333	3	-	-	4,497	-	-	-	4,500
Conversion of preferred stock to common stock	150,000	150	(150,000)	(150)	-	-	-	-	-
Issuance of warrants for consulting services	-	-	-	-	241,882	-	-	-	241,882
Issuance of warrants for offering costs	-	-	-	-	98,509	-	-	-	98,509
Issuance of warrants for finder’s fees	-	-	-	-	3,900	-	-	-	3,900
Stock-based compensation	-	-	-	-	51,581	-	-	-	51,581
Net loss	-	-	-	-	-	-	-	(3,095,240)	(3,095,240)

Balances at December 31, 2004	29,343,206	29,343	2,000,000	2,000	21,620,796	-	-	(11,015,380)	10,636,759

See next page

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 through December 31, 1998 and years ended December 31, 1999 through 2007

								(Deficit) accumulated during the development stage

							Deferred stock compensation
					Additional paid-in capital	Share subscriptions			Stockholders’equity
	Common stock		Preferred stock
	Shares	Amount	Shares	Amount

Issuance of common stock net of offering costs of $ 278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$-	$-	$1,660,697
Conversion of warrants to common shares	102,000	102	-	-	85,050	-	-	-	85,152
Issuance of common stock	52,000	52	-	-	(52)	-	-	-	-
Issuance of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Issuance of warrants for offering costs	-	-	-	-	14,888	-	-	-	14,888
Stock-based compensation	-	-	-	-	289,533	-	-	-	289,533
Net loss	-	-	-	-	-	-	-	(6,020,166)	(6,020,166)

Balances at December 31, 2005	31,897,206	31,897	2,000,000	2,000	23,717,965	-	-	(17,035,546)	6,716,316
Issuance of common stock net of offering costs of $ 426,228	6,471,698	6,472	-	-	5,408,860	-	-	-	5,415,332
Conversion of preferred stock to common stock	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-	-
Conversion of warrants to common shares	1,762,844	1,763	-	-	1,556,700	-	-	-	1,558,463
Issuance of common stock for options exercised	52,000	52	-	-	44,413	-	-	-	44,465
Issuance of warrants for agent’s fee	-	-	-	-	45,336	-	-	-	45,336
Stock-based compensation	-	-	-	-	184,085	-	-	-	184,085
Net loss	-	-	-	-	-	-	-	(7,507,866)	(7,507,866)

Balances at December 31, 2006	42,183,748	42,184	-	-	30,957,359	-	-	(24,543,412)	6,456,131

Stock-based compensation	–	–	–	–	104,821	–	–	–	104,821
Net loss	–	–	–	–	–	–	–	(6,239,886)	(6,239,886)

Balances at December 31, 2007	42,183,748	$42,184	–	$–	$31,062,180	$–	$–	$(30,783,298)	$321,066

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from inception on July 15, 1998 to
	Years ended December 31,		December
	2007	2006	31, 2007

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(6,239,886)	$(7,507,866)	$(30,783,298)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	304,108	181,044	684,503
Patent application expensed (Note 11)	81,858		81,858
Loss on sale of property and equipment	21,129	–	21,129
Realized foreign exchange loss (gain)	(11,622)	–	(11,622)
Common shares issued for consulting services	–	-	1,033,669
Warrants issued for consulting services	–	-	404,842
Options issued for consulting services	–	-	87,968
Stock-based compensation	104,821	184,085	662,940
Decrease (increase) in
Amounts receivable	33,013	(27,152)	(27,353)
Prepaid expense and deposits	62,694	51,153	(41,122)
Increase (decrease) in
Accounts payable and accrued liabilities	520,081	124,716	897,996

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(5,123,804)	(6,994,020)	(26,988,490)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	–	7,489,823	31,647,476
Stock issued for settlement of debt	–	-	200,000
Offering costs	–	(426,228)	(2,974,596)
Net advances from (advances to) affiliates	120,966	(161,480)	(85,479)
Capital lease payments	(10,860)	(11,691)	(24,396)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	110,106	6,890,424	28,763,005

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	–	-	(4,754)
Purchase of investments	(937,644)	(10,185,725)	(17,309,252)
Redemption of investments	2,504,294	11,171,178	17,233,595
Payment under license agreement (Note 5)	–	-	(50,603)
Proceeds on sale of property and equipment	51,806	–	51,806
Purchase of property and equipment	(363,038)	(154,352)	(1,006,919)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES	1,255,418	831,101	(1,086,127)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	(3,758,280)	727,505	688,388

CASH AND CASH EQUIVALENTS, beginning of period	4,446,668	3,719,163	-

CASH AND CASH EQUIVALENTS, end of period	$688,388	$4,446,668	$688,388

See Note 14.

See accompanying notes to the consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007 and 2006

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the “Company”) was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc. In 1999 the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases. As of December 31, 2007, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”). The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development. At December 31, 2007, the Company had not commenced planned principal operations and, as shown in the accompanying consolidated financial statements, has incurred losses during the period from inception to December 31, 2007 of $ 30,783,298.

The Company is subject to all of the risks inherent in an early stage business operating in the biotechnology industry. These risks include, but are not limited to, a limited operating history, limited management resources, and the challenges of bringing a drug through development to approval for sale. g

On February 7, 2008, the Company completed a private placement and issued 5,250,000 units at a price of $ 0.20 per unit for gross proceeds of $ 1,050,000.  Each unit is comprised of one share of common stock and one common share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $ 0.30 per share for a period of 60 months from the date of issue.

Management believes that current working capital will be sufficient to fund the Company’s operations through July 31, 2008.  The Company also intends to seek additional financing from external sources through the sale of shares.  If the Company is unable to raise additional capital in the future as required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue one or more of its clinical trials or its operations.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  Unless the Company is able to generate revenues, decrease its expense substantially or raise additional financing, the Company will not have sufficient cash to support its operations beyond July 31, 2008.  As noted above, the Company is currently in the process of raising additional financing from external sources through the offering of its securities.  There can be no assurance that the Company will achieve this objective.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification or recorded asset amounts or the amounts and classifications of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  Significant accounting policies utilized in the preparation of the consolidated financial statements are summarized below:

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its former wholly-owned Canadian subsidiary, Chemokine Therapeutics Inc. through to June 9, 2002, the date of disposal of the subsidiary, and its wholly-owned Canadian subsidiary Chemokine Therapeutics (B.C.) Corp (“CTBCC”).

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

Short-term investments

Short-term investments consist of term deposits and investments in publicly traded debt securities with a maturity of less than one year but more than three months.  The Company records its investments in debt securities as held-to-maturity investments since the Company has the positive intent and ability to hold these investments to maturity.  The held-to-maturity investments are recorded at amortized cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is adjusted.  The amortization of premium or accretion of discount and any unrealized loss deemed other-than-temporary are included in current period earnings.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the property and equipment as follows:

Computer equipment	-	3 years
Computer software	-	2 years
Furniture and fixtures	-	3 years
Leasehold improvements	-	3 years
Equipment	-	3 years
Equipment under capital lease obligation	-	Useful life or capital lease term whichever is shorter

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

Foreign currency translation

The Company uses the U.S. dollar as its functional currency, and presents the consolidated financial statements in U.S. dollars using the current rate method.  Under the current rate method, the Company translates all assets and liabilities using the exchange rate at the balance sheet date and translates revenues, expenses, gains and losses at the weighted average rates of exchange for the respective periods.  Before consolidation, the Company remeasures the financial statements of CTBCC from its local currency of Canadian dollars to its functional currency of U.S. dollars at the end of each reporting period.  Monetary items of CTBCC’s financial statements are remeasured by applying the current exchange rate and non-monetary items are remeasured by applying historical exchange rates.  The Company includes the resulting exchange gain or loss in foreign currency upon remeasurement in the foreign exchange gain or loss account in the consolidated statements of operations.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fluctuations in the relative values of the Canadian and U.S. dollars can affect the reported value of Canadian dollar denominated assets and liabilities on the consolidated balance sheets.  A strengthening (weakening) Canadian dollar in relation to the U.S. dollar results in higher (lower) reported values for the Canadian dollar denominated assets and liabilities.

During the year ended December 31, 2007, the Company recorded a foreign exchange gain of $ 539,056.  These gains principally resulted from short-term investments held in Canadian currency and foreign currency transactions.

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

The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007.  The Company does not have any net liabilities recorded related to unrecognized tax benefits at December 31, 2007 and January 1, 2007.  The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations in any future periods in which the Company must record a liability.  Since the Company has not recorded a liability at December 31, 2007, there would be no impact to the Company’s effective tax rate.  The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Net loss per common share

Net loss per common share is computed based on the weighted average number of common shares outstanding during each period.  Convertible equity securities, such as stock options and stock purchase warrants are not considered in the calculation of net loss per common share as their inclusion would be anti-dilutive.

Stock-based compensation

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective transition method.  Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options.  Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  Results for prior periods have not been restated, as provided for under the modified-prospective method.

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

Stock-based compensation represents the cost related to stock-based awards granted to employees.  The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period.  The Company estimates the fair value of stock options using the Black-Scholes valuation model.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is permitted.  The Company will adopt these new requirements in its first fiscal quarter of 2008.  The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS No. 157.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which seeks to improve financial reporting by providing entities with an option to minimize volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is permitted provided the Company also elects to apply the provision of SFAS No. 157.  The Company will adopt these new requirements in its first fiscal quarter of 2008.  The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS No. 159.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Adoption is prospective and early adoption is not permitted.  The Company will adopt these new requirements in fiscal 2009.  The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS No. 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which seeks to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Adoption is prospective and early adoption is not permitted.  The Company will adopt these new requirements in its first fiscal quarter of 2009.  The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”) an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Early adoption is permitted.  The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS No. 161, or if it will adopt the requirements prior to the first fiscal quarter of 2009.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3.	SHORT-TERM INVESTMENTS

The net carrying value and the aggregate fair value of the short-term investments held-to-maturity as at December 31, 2007 are $ 75,658.  The unrealized holding loss from these investments in 2007 of $ 266 resulting from changes in the foreign exchange rates between the date of purchase and the balance sheet date is included in foreign exchange gain reported on the consolidated statements of operations.

4.	PROPERTY AND EQUIPMENT

		2007	2006

	Computer equipment	$77,482	$76,854
	Computer software	18,598	15,394
	Furniture and fixtures	50,547	42,612
	Leasehold improvements	43,120	49,093
	Equipment	609,678	351,934
	Equipment under capital lease obligation	34,650	34,650

		834,075	570,537
	Accumulated depreciation and amortization	(496,324)	(238,097)

		$337,751	$332,440

The accumulated amortization on equipment under capital lease obligation as at December 31, 2007 and 2006 was $ 24,995 and $ 13,445, respectively.

5.	LICENSE COSTS	2007	2006

	Cost	$50,603	$50,603
	Accumulated amortization	(41,998)	(34,304)

		$8,605	$16,299

6.	DEFERRED FINANCING COSTS

Costs relating to the Company’s planned public offering during the year ended December 31, 2007 were recorded as deferred financing costs in the Company’s interim consolidated financial statements.  It was expected that on completion of this public offering, these costs would have been offset against the proceeds of the offering in additional paid-in capital.  Deferred financing costs incurred during the year ended December 31, 2007 amount to $ 1,275,557 and consist of approximately $ 1,038,230 for legal fees and approximately $ 237,327 for printing, translations, travel and miscellaneous expenses.  These deferred financing costs have been written off as general and administrative expense reported on the consolidated statements of operations, as the proposed financing was not completed successfully.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	DUE FROM AFFILIATE

The amount due from affiliate does not bear interest and has no fixed terms of repayment.

	2007	2006
Globe Laboratories Inc., a Canadian corporation controlled by Dr. Hassan Salari, the Company’s Chairman, President, and Chief Scientific Officer	$50,439	$253,263

On February 28, 2008, the full amount of $ 50,439 was received in cash by the Company from Globe Laboratories Inc. See also Note 11.

In accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company has determined that Globe Laboratories is a variable interest entity in which it holds an implicit variable interest, but is not the primary beneficiary, and therefore has not consolidated the financial position or operations of Globe Laboratories.

As disclosed in Note 11, the Company previously used Globe Laboratories to perform research activities under a development agreement which began in 2003 and terminated on January 1, 2007. Globe Laboratories is a privately owned Canadian company established to perform research activities. As the books and records for Globe Laboratories are not available for December 31, 2007, the Company is unable to determine the size and activities of Globe Laboratories for the year ended December 31, 2007. For the year ended December 31, 2006, the activities of Globe Laboratories are summarized in Note 11.

Other than normal vendor credit risk related to the amounts due from affiliate during the years ended December 31, 2007 and 2006, and which have been fully collected by February 28, 2008, the Company had no significant exposure to any losses as a result of the implicit variable interest held during the years ended December 31, 2007 and 2006. The Company may be obligated to reimburse Globe Laboratories for any reassessment of scientific research and experimental development tax credits that may arise. No claim has been made by Globe Laboratories through March 31, 2008, and the Company is unable to estimate the likelihood of any claim that may result related to any reassessment of scientific research and experimental development tax credits.

8.	CAPITAL LEASE OBLIGATION

The Company entered into a capital lease agreement with a third party during 2005 to lease equipment.

The Company has the following future minimum lease payments under the terms of the lease:

2008	$10,491
Amount representing interest at 6.5%	(237)

Balance of the obligation	10,254
Less: Current portion due within one year	(10,254)

$–

9.	CAPITAL STOCK

Authorized

As approved by the Company’s stockholders on May 11, 2007, the Company filed an amendment to its certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 common shares with a par value of $0.001 per share to 200,000,000 common shares with a par value of $0.001 per share.

Common stock

During the period from inception to December 31, 2007 the Company issued 42,183,748 shares of common stock for total consideration of $ 32,881,145 net of offering costs of $ 3,647,039.  See also Note 16.

During the year ended December 31, 2007, there were no shares of common stock issued.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

9.	CAPITAL STOCK

During the year ended December 31, 2006 the Company issued an aggregate 8,286,542 shares of common stock at $ 0.85 to $ 0.91 per share for cash consideration of $ 7,489,823 before offering costs of $ 471,564.

During the year ended December 31, 2006, all 2,000,000 shares of preferred stock were converted to 2,000,000 shares of common stock on a 1 for 1 basis.  The Company incurred costs of $ 237,600 to facilitate the conversion of the preferred stock.  Total costs paid in connection of the conversion are included in general and administrative expenses reported on the consolidated statements of operations.

Warrants

During the year ended December 31, 2007, there were no warrants issued or exercised. See also Note 16.

During the year ended December 31, 2007, stock purchase warrants for the issuance of 2,071,100 shares of common stock at $ 0.80 to $ 1.50 per share expired unexercised.

During the year ended December 31, 2006, the Company issued stock purchase warrants exercisable into 350,000 shares of common stock at $ 1.07 per share with an expiration date of March 22, 2008.  The stock purchase warrants were issued as partial consideration for agent’s fees.  The stock purchase warrants were accounted for at their fair value, as determined by the Black-Scholes valuation model, of $ 45,336.  This amount was charged to capital stock as an offering cost.

During the year ended December 31, 2006, stock purchase warrants were exercised for 1,762,844 shares of common stock at $ 0.85 to $ 0.90 per share.

During the year ended December 31, 2006, stock purchase warrants for the issuance of 2,114,665 shares of common stock at $ 0.86 to $ 1.25 per share expired unexercised.

The following table summarizes information regarding stock purchase warrants outstanding at December 31, 2007:

	Number
	outstanding
Exercise	and	Expiry
price	exercisable	dates

$1.26 (Cdn$ 1.25)	350,000	March 2008

Common stock reserved for future issuances

Common stock reserved for future issuances as of December 31, 2007 is as follows:

Outstanding stock options	2,797,000
Stock options available for grant	1,701,416
Outstanding stock purchase warrants	350,000

4,848,416

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

The maximum number of shares of common stock authorized by the stockholders, reserved, remaining and available for issuance by the Board of Directors is 4,498,416.  The compensation cost that has been charged against income for the year ended December 31, 2007 for this plan was $ 104,821, which would be classified as research and development or general and administrative expense based on the classification of cash compensation paid to the same employees in the amounts of $ 9,804 and $ 95,017 respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the year ended December 31, 2007 and December 31, 2006:

	2007	2006

Expected term (in years)	5	5
Expected volatility	58%	22%
Risk-free interest rate	4.6%	4.7%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$ 0.34	$ 0.26

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  The expected volatility is based on historical volatility of the Company’s stock.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.  The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes valuation model.  The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.  Options granted are valued using the Black-Scholes valuation approach, and the resulting expense is recognized using the graded attribution method.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.  Prior to the adoption of SFAS No. 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10.	STOCK-BASED COMPENSATION - continued

A summary of the Company’s stock option activity for the years ended December 31, 2006 and 2007 is presented in the following table:

	Shares under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding, January 1, 2006	2,656,500	$0.92
Granted	555,000	0.99
Exercised	(52,000)	0.90
Cancelled	(612,500)	1.02

Outstanding, December 31, 2006	2,547,000	0.92

Granted	360,000	0.78
Cancelled	(110,000)	1.11

Outstanding, December 31, 2007	2,797,000	$1.00	2.6	$0.00

Exercisable, December 31, 2007	2,512,600	$1.04	2.1	$0.00

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $ 0.20 as of the last business day of the year ended December 31, 2007, which would have been received by the optionees had all options been exercised on that date.  As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $ 55,354 which is expected to be recognized over a weighted average period of 0.9 years.  During the years ended December 31, 2007 and 2006, the total intrinsic value of stock options exercised was $ Nil and the total fair value of options vested was $ 171,236 and $ 184,353, respectively.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10.	STOCK-BASED COMPENSATION - continued

A summary of the Company’s nonvested shares activity for the years ended December 31, 2006 and 2007 is presented in the following table:

Nonvested Shares	Shares	Weighted average grant-date fair value

Nonvested at January 1, 2006	762,850	$0.26
Granted	555,000	0.26
Vested	(827,180)	0.22
Forfeited	(82,240)	0.43

Nonvested at December 31, 2006	408,160	0.29

Granted	360,000	0.37
Vested	(489,960)	0.35
Forfeited	(1,000)	0.41

Nonvested at December 31, 2007	277,200	$0.34

Cash received from options exercised under the share-based payment arrangement for the year ended December 31, 2006 was $ 44,465. Since the Company has not realized any deferred tax benefits, no actual tax benefit was realized relating to the options exercised. No options were exercised for the year ended December 31, 2007.

The Company issues shares of common stock upon exercise of stock options from authorized unissued stock.

11.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company paid $ Nil (2006 - $ 3,321,492) to Globe Laboratories Inc. (“Globe Laboratories”), a corporation controlled by Dr. Hassan Salari, the Company’s Chairman, President and Chief Scientific Officer, for research activities performed on behalf of the Company under the terms of a development agreement.  Pursuant to the development agreement, the Company engaged Globe Laboratories to perform certain research activities on the basis of operating cost plus a 2% margin.  The Company terminated the development agreement with Globe Laboratories effective on January 1, 2007.

On January 1, 2007, the Company entered into a Purchase Agreement pursuant to which Globe Laboratories agreed to sell certain assets, consisting mainly of laboratory equipment and leasehold improvements, to the Company’s wholly-owned subsidiary CTBCC for consideration of $ 321,015 based on the fair market value of these assets as determined by an independent appraisal.  In connection with this acquisition, the Company terminated the development agreement with Globe Laboratories and did not incur any early termination obligations with Globe Laboratories.  In accordance with the terms of the Purchase Agreement, the majority of the former employees of Globe Laboratories were hired by CTBCC.  CTBCC and Globe Laboratories also entered into a definitive agreement which provided for the assignment of a partial sublease by Globe Laboratories of approximately 5,400 square feet of laboratory space located at the University of British Columbia (“UBC”) to CTBCC.  The purchase price of $ 321,015 was partially paid by the Company on January 10, 2007 in the amount of $ 107,005 and with the balance issued in an interest bearing promissory note to Globe Laboratories in the amount of $ 214,010 which was offset against amounts that were receivable from Globe Laboratories as at December 31, 2006.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11.	RELATED PARTY TRANSACTIONS - continued

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

During the year ended December 31, 2007 and pursuant to the terms of the Settlement Agreement, the Company recovered a total of $ 969,160 in costs and fees from Globe Laboratories related to scientific research and experimental development tax credits for the 2006 and 2005 years.  The recovered costs and fees of $ 969,160 are recorded as a reduction of research and development expenses reported on the consolidated statements of operations.

Globe Laboratories also agreed under the terms of the Settlement Agreement to assign all of its right, title and interest in and to a certain patent application to the Company to discharge all remaining amounts that were receivable as of December 31, 2006 from Globe Laboratories.  The in kind amount of the patent application was agreed by the Company and Globe Laboratories at $ 81,858 which is approximately equal to the carrying value.  The patent application was determined not to be an intangible asset that would require capitalization since it was of limited use, not readily saleable, with no foreseeable cash inflows.  Subsequently, the in kind amount of the patent application was expensed to research and development expense reported on the consolidated statements of operations.

As of December 31, 2007, the net balance of $ 50,439 due from Globe Laboratories related to the Settlement Agreement is included as an amount due from affiliate.  This amount was paid in full by Globe Laboratories on February 28, 2008.

During the year ended December 31, 2007, the Company paid board compensation to its non-executive directors totaling $ 87,875 (2006 - $ 77,500), which are included in general and administrative expense reported on the consolidated statements of operations.

During the year ended December 31, 2007, the Company sold certain laboratory equipment for total proceeds of $ 39,806 to companies with a common director of the Company.

During the year ended December 31, 2007, the Company paid consulting fees of $ 1,800 (2006 - $ Nil) to a Director for review of a certain patent application.

During the year ended December 31, 2007, the Company paid rent of $ Nil (2006 - $ 10,543) to Salari Enterprises Ltd., a corporation controlled by a director of the Company.  The tenancy was terminated on June 30, 2006.

During the year ended December 31, 2007, the Company paid consulting fees of $ 2,209 (2006 - $ 26,381) to a company controlled by a family member directly related to a director of the Company, for website administration.  The Company ceased using these consulting services in January 2007.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

12.	INCOME TAXES

The provisions for income taxes are as follows:

	2007	2006

Current
Federal	$–	$–
State	–	–
Foreign	–	–

Total Current	–	–

Deferred
Federal	(2,181,600)	(2,552,700)
State	–	–
Foreign	–	–

Total Current	(2,181,600)	(2,552,700)

Change in valuation allowance	2,181,600	2,552,700

Total	$–	$–

The following is a reconciliation of income taxes at the statutory United States federal income tax rates to the income taxes at the effective income tax rates. The Company is not subject to U.S. state income taxes.

	2007	2006

Provision (recovery) at combined United States federal and state income tax rates	$(2,181,600)	$(2,552,700)

Change in valuation allowance	2,181,600	2,552,700

Effective income taxes	$–	$–

Deferred income tax assets and liabilities are as follows:

	2007	2006

Assets
Capitalized research expense	$4,688,700	$3,960,500
Net operating loss carryfowards	5,596,500	4,034,300
Other	–	101,000

	10,285,200	8,095,800
Valuation allowance	(10,285,200)	(8,095,800)

Net deferred income taxes	$–	$-

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

12.	INCOME TAXES - continued

As of December 31, 2007 the Company had Federal net operating loss carryforwards of approximately $ 16,460,300 and Canadian non-capital loss carryforwards of approximately $ 1,700.  The Federal net operating loss carryforwards will expire at various dates beginning in 2019, if not utilized beforehand. The Canadian non-capital loss carryforwards will expire at various dates beginning 2015, if not utilized beforehand.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.  The annual limitation may result in the expiration of net operating losses before utilization.

13.	COMMITMENTS

Contractual agreements

The Company has entered into various research and development agreements with non-affiliated third parties to perform research and development services on its behalf. As at December 31, 2007, the Company is committed to pay $ 131,532 in respect of contractual agreements in the next twelve months based on invoices submitted as services are provided in accordance with the contractual agreements.

Lease agreements

On January 1, 2007, the Company was assigned a partial sublease by Globe Laboratories of approximately 5,400 square feet of laboratory space.  Between October 31 and December 31, 2007, the Company early terminated the entire sublease for no additional cost.

In November 2007, the Company early terminated the vehicle operating lease for a cost of $ 15,523, which is included in general and administrative expense reported on the consolidated statements of operations.

The Company leases office premises under an operating lease which expires on July 31, 2008.  The Company is obligated to make the following minimum lease payments under its operating lease:

2008	$47,527

During the year ended December 31, 2007, the Company incurred rent expense due to operating leases of $ 261,472 (2006 - $ 115,880), which is included in research and development expense and general and administrative expense reported on the consolidated statements of operations.

License agreement - PPDI

On April 12, 2006, the Company entered into an agreement with Pharmaceutical Product Development, Inc. (“PPDI”) to re-acquire licensing rights to its drug candidate CTCE-0214 that had previously been granted to PPDI in April 2003.

Under the agreement the Company is obligated to achieve various milestones and is committed to make milestone payments.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

13.	COMMITMENTS – continued

- Milestone payments are to be made as follows:

- $ 250,000 cash upon the dosing of the first subject in a Phase III clinical trial of CTCE-0214,

- $ 250,000 cash upon filing a New Drug Application with the United States Food and Drug Administration (“FDA”) with respect to CTCE-0214 (or any equivalent filing in any foreign country),

- $ 1,000,000 cash upon approval by the FDA (or any equivalent regulatory body in a foreign country) of CTCE-0214 for any therapeutic use, and

- 50 percent of the first net sales of CTCE-0214 up to $ 1,000,000.

As at December 31, 2007, the Company had not achieved any milestones and had not paid or accrued any milestone payments with regards to the PPDI License Agreement.

License Agreement – UBC

On September 22, 1999 the Company entered into a license agreement with UBC. In addition, the license agreement was amended on May 17, 2007. The license grants the Company exclusive worldwide rights to research, develop and commercially exploit certain patented technologies, which remain the property of UBC.  The licensed technology relates to therapeutics for a variety of human diseases.

Under the agreement the Company is obligated to achieve various milestones and is committed to make milestone payments and to pay royalties of 2% of any revenues or other consideration derived from the licensed technologies.  Should the Company fail to satisfy any of its obligations, UBC has the right to terminate the license agreement.

- Milestone payments are to be made as follows:

- Cdn$ 50,000 upon filing an Investigational New Drug (“IND”) in any jurisdiction, which was paid by the Company in 2003,

- Cdn$ 25,000 upon the start of Phase II clinical trials and Cdn$ 75,000 at the time of completion of Phase II clinical trials,

- Cdn$ 75,000 upon the start of Phase III clinical trials and Cdn$ 175,000 at the time of completion of Phase III clinical trials, and

- Cdn$ 500,000 at the time of filing for New Drug Approval after completion of Phase III clinical trials.

- Minimum annual royalty payments are to be made as follows:

- Cdn$ 25,000 one year from product approval

- Cdn$ 50,000 two years from product approval

- Cdn$ 75,000 three years from product approval

- Cdn$ 100,000 four years from product approval

- Cdn$ 150,000 five years from product approval

Other than the milestone payment of Cdn $50,000 in 2003, the Company had not achieved any further milestones and had not paid or accrued any other milestone or royalty payments as at December 31, 2007 with regard to the UBC License Agreement.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

14.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company conducted non-cash activities as follows:

	2007	2006

Financing activities
Agent’s fees settled with warrants	$–	$45,336
Warrants issued for agent’s fees and recognized as offering costs	–	(45,336)

	$–	$-

15.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, amounts receivable, amount due from affiliate, accounts payable and accrued liabilities, and capital lease obligation.

Fair value

The fair value of cash and cash equivalents, amounts receivable, and accounts payable and accrued liabilities approximates their carrying values due to their short terms to maturity.  The fair value of short-term investments is determined using quoted market prices for those securities or similar financial instruments.

The fair value of the capital lease obligation approximates the carrying amount as the capital lease obligation bears a fair market rate of interest.

The fair value of the amount due from affiliate is not readily determinable as the amount is due from a related party.  The amount is carried at the amount of consideration required to discharge the obligation on a current basis.

Credit risk

Cash and cash equivalents, short-term investments, amounts receivable, and amount due from affiliate expose the Company to credit risk.  The Company minimizes its exposure to credit risk by transacting with parties that are believed to be creditworthy.  The maximum potential loss on these financial instruments is equal to the carrying amounts of those items.

The Company has cash in excess of the CDN$ 100,000 insured amount as established by the Canada Deposit Insurance Corporation.

16.	SUBSEQUENT EVENTS

On February 7, 2008, the Company completed a private placement and issued 5,250,000 units at a price of $ 0.20 per unit for gross proceeds of $ 1,050,000.  Each unit is comprised of one share of common stock and one common share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $ 0.30 per share for a period of 60 months from the date of issue.

In February 2008, the Company entered into an operating lease for new office premises beginning July 1, 2008, as the current office premise operating lease will expire on July 31, 2008.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

17.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  U.S. GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between U.S. GAAP and Canadian GAAP are as follows:

Consolidated statements of operations

	2007	2006

Net loss under U.S. GAAP	$(6,239,886)	$(7,507,866)
Stock-based compensation fair value basis under U.S. GAAP (i)	104,821	184,085
Stock-based compensation fair value basis under Canadian GAAP (i)	(154,755)	(184,445)

Net loss under Canadian GAAP	$(6,289,820)	$(7,508,226)

Net loss per share under Canadian GAAP	$(0.15)	$(0.19)

(i)	Stock-based compensation

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

17.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

(v)	Research and development

Under U.S. GAAP, costs to purchase rights to unproven technology, which may not have alternative future uses, are expensed as research and development.  Under Canadian GAAP, the purchase costs of such rights are generally capitalized as an intangible asset.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 4, 2008.

CHEMOKINE THERAPEUTICS CORP.

/s/ Bashir Jaffer

________________________________________

Bashir Jaffer

Chief Executive Officer & Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below bya the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Bashir Jaffer Bashir Jaffer	Chief Executive Officer & Chief Financial Officer	April 4 , 2008

/s/ Hassan Salari	Director and Chairman of the Board	April 4 , 2008
Hassan Salari

/s/ Brian Kuhn	Director	April 4 , 2008
Brian Kuhn

/s/ Bernard C. Byrd	Director	April 4 , 2008
Bernard C. Byrd

/s/ George Kowalchuck	Director	April 4 , 2008
George Kowalchuck

/s/ Reza Bahadori	Director	April 4 , 2008
Reza Bahadori

EXHIBITS

Exhibit Number		Exhibit Description
3.1 (1)	—	Certificate of Incorporation
3.2 (2)	—	Amendment to Certificate of Incorporation
3.3 (1)	—	Bylaws
3.4 (7)	—	Amendment to Bylaws
10.1 (1)	—	License Agreement between Chemokine Therapeutics Corp. and University of British Columbia dated September 22, 1999
10.2 (1)	—	Development Agreement, dated January 1, 2003, between Chemokine Therapeutics Corp. and Globe Laboratories Inc.
10.3 (1)	—	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari
10.4 (1)	—	Employment Agreement dated April 1, 2004, between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Walter Korz
10.7 (3)	—	2004 Warrant Agreement between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp. dated September 14, 2004
10.8 (3)	—	Amendment to Employment Agreement dated with Dr. Hassan between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp. and Dr. Hassan Salari
10.9 (4)	—	Lease Agreement dated January 1, 2003, between Salari Enterprises Ltd. and Chemokine Therapeutics Corp.
10.12 (3)	—	The 2004 Stock Option Plan
10.13 (6)	—	Amended Employment Agreement dated March 10, 2005, between Dr. Hassan Salari and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.
10.15 (7)	—	Preferred Stock and License Restructuring Agreement dated April 12, 2006, between Pharmaceutical Product Development, Inc. and Chemokine Therapeutics Corp.
10.06 (7)	—	Letter agreement dated April 12, 2005, by and between the University of British Columbia and Chemokine Therapeutics Corp.
10.18 (9)	—	Termination of the amended employment agreement between Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (BC) Corp. and David Karp
10.19(10)	—	Purchase Agreement by and among Chemokine Therapeutics Corp., Chemokine Therapeutics (B.C.) Corp. and Globe Laboratories Inc. dated January 1, 2007
10.20(10)	—	Sub-Lease by and between Discovery Parks Trust and Globe Laboratories Inc. dated June 23, 2000
10.21(10)	—	Extension and Amendment of Sub-Lease by and between Discovery Parks Trust and Globe Laboratories Inc. dated December 13, 2006
10.22(10)	—	Partial Assignment of Sub-Lease from Globe Laboratories Inc. to Chemokine Therapeutics (B.C.) Corp. dated January 1, 2007
10.23(11)	—	Sub-Lease Agreement dated May 6, 2005
10.24(11)	—	Form of Indemnification Agreement
10.25(11)	—	Employment Agreement dated November 16, 2006, between Bashir Jaffer and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.

10.26(11)	—	Employment Agreement dated March 1, 2007, between Guy Ely and Chemokine Therapeutics Corp. jointly with Chemokine Therapeutics (B.C.) Corp.
10.27(12)	—	Amendment to Employment Agreement dated March 21, 2007, between Dr. Hassan Salari and Chemokine Therapeutics Corp.
10.28	—	Amendment to Employment Agreement dated December 4, 2007, between Dr. Hassan Salari and Chemokine Therapeutics Corp.
21.1(11)	—	List of Subsidiaries of Chemokine Therapeutics Corp.
23.1	—	Consent of M.D. Sassi Company, Independent Registered Public Accounting Firm.
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registration Statement on Form SB-2 (Reg. No. 333-117858) on August 2, 2004.

(2)

Incorporated by reference to the exhibit filed with the Registration Statement on Form SB-2 (Reg. No. 333-143350) on May 30, 2007.

(3)

Incorporated by reference to the exhibit filed with Amendment No. 1 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on October 20, 2004.

(4)

Incorporated by reference to the exhibit filed with Amendment No. 2 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on November 26, 2004.

(5)

Incorporated by reference to the exhibit filed with Amendment No. 3 to Registration Statement on Form SB-2 (Reg. No. 333-117858) on December 17, 2004.

(6)

Incorporated by reference to the exhibit filed with Form 10-KSB on March 15, 2005.

(7)

Incorporated by reference to the exhibit filed with Form SB-2/A (Reg. No. 333-133476) on April 24, 2006.

(8)

Incorporated by reference to the exhibit filed with Form 10-QSB on August 10, 2006.

(9)

Incorporated by reference to the exhibit filed with Form 10-QSB on November 14, 2006.

(10)

Incorporated by reference to the exhibit filed with the Form 8-K on January 8, 2007.

(11)

Incorporated by reference to the exhibit filed with the Form 10-KSB on April 16, 2007.

(12)

Incorporated by reference to the exhibit filed with the Form 8-K on March 21, 2007.

Exhibit 10.28

AMENDMENT TO EMPLOYMENT AGREEMENT

THIS AMENDMENT TO EMPLOYMENT AGREEMENT is made effective as of the 4th day of December, 2007 (the “Effective Date”) by and among Chemokine Therapeutics Corp., a Delaware corporation (“Parent”) and Dr. Hassan Salari (the “Executive”).

RECITALS

A.

The Executive entered into an employment agreement with the Company on April 1, 2004, which agreement was amended September 30, 2004, March 10, 2005, and March 21, 2007 (as amended, the “Employment Agreement”);

B.

The Board of Directors has approved and the Executive has agreed to a change in his duties and title as well as his time commitment as an officer of the Company and to a commensurate change in his compensation under the Employment Agreement (the “Amended Employment Terms”); and

C.

The Company and the Executive wish to further amend the Employment Agreement to reflect the Amended Employment Terms, as set out below.

AGREEMENT

NOW, THEREFORE, in consideration of the mutual covenants contained herein, the payment of $10.00 by the Company to the Executive, and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, the parties agree to the following amendments to the Employment Agreement:

Provision 1 – Engagement:  Executive shall serve as the Company’s Chief Scientific Officer and any prior duties set forth in the Employment Agreement are superseded hereby.  The Company and the Executive hereby agree that the Executive will reduce the time he devotes to serving as the Company’s Chief Scientific Officer to 50% of the time required to fulfill the duties and responsibilities of that position on a full time basis.  With respect to his position, the Executive will continue to report to the Chief Executive Officer of the Company, and will perform and fulfill the duties and responsibilities and exercise the powers that are normally performed, fulfilled, and exercised by the Chief Scientific Officer of a biotechnology company, subject to applicable laws and policies, the certificate of incorporation and bylaws of the Company, each as amended from time to time, and any duties reasonably prescribed by the Chief Executive Officer from time to time.

Provision 3.1 – “Cash Compensation”:  Effective December 1, 2007, the Company agrees to pay the Executive salary for services under the Employment Agreement at an annual rate of C$157,500 per year for the remaining term of the Employment Agreement, subject to all of the applicable provisions of the Employment Agreement.

The Company and the Executive agree that save and except for the terms set out in Provisions 1 and 3.1 above, the Company will continue to employ the Executive pursuant to the terms and conditions of the Employment Agreement as in effect immediately prior to the Effective Date.

IN THE WITNESS WHEREOF, the parties have duly signed and delivered this Amendment to Employment Agreement as of the Effective Date.

THE EXECUTIVE	CHEMOKINE THERAPEUTICS CORP.

/s/ Hassan Salari _______________________________ Dr. Hassan Salari Chief Scientific Officer	/s/ Bashir Jaffer _______________________________ Bashir Jaffer, Chief Executive Officer

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the use in this Annual Report on Form 10-KSB of our report dated March 31, 2008, relating to the consolidated financial statements of Chemokine Therapeutics Corp., and into the previously filed Registration Statement on Form S-8 (No. 333-122868).

/s/ M.D. Sassi Company

San Francisco, California

April 4, 2008

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bashir Jaffer, certify that:

1. I have reviewed this Annual Report on Form 10-KSB for the year ended December 31, 2007 of Chemokine Therapeutics Corp.;

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

Date: April 4, 2008	/s/ Bashir Jaffer
Bashir Jaffer
Chief Executive Officer and Chief Finacial Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bashir Jaffer, certify that:

1. I have reviewed this Annual Report on Form 10-KSB for the year ended December 31, 2007 of Chemokine Therapeutics Corp.;

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

Date: April 4, 2008	/s/ Bashir Jaffer
Bashir Jaffer
Chief Executive Officer and Chief Finacial Officer

Exhibit 32

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Bashir Jaffer, Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Annual Report of the Company on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Bashir Jaffer

Bashir Jaffer

Chief Executive Officer

April 4, 2008

I, Bashir Jaffer, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Annual Report of the Company on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Bashir Jaffer

Bashir Jaffer

Chief Financial Officer

April 4 , 2008