Form 10-Q
period 2008-03-31
CHEMOKINE THERAPEUTICS CORP
filed 2008-05-15
CIK 1092959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number:

Chemokine Therapeutics Corp.

(Exact name of registrant as specified in its charter)

Delaware	33-0921251
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6190 Agronomy Road, Suite 405 University of British Columbia Vancouver, British Columbia	V6T 1Z3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 822-0301

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of  May 1, 2008, there were 47,433,748 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

Chemokine Therapeutics Corp.

PART I

ITEM 1.

FINANCIAL STATEMENTS

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$733,031	$688,388
Short-term investments	74,411	75,658
Amounts receivable	37,450	27,353
Prepaid expense and deposits	75,612	41,122
TOTAL CURRENT ASSETS	920,504	832,521
PROPERTY AND EQUIPMENT, net	270,543	337,751
LICENSE COSTS, net	6,681	8,605
AMOUNT DUE FROM AFFILIATE (Note 3)	–	50,439
	$1,197,728	$1,229,316
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$711,431	$897,996
Current portion of capital lease obligation	6,359	10,254
TOTAL CURRENT LIABILITIES	717,790	908,250
COMMITMENTS (Note 7)
STOCKHOLDERS’ EQUITY
PREFERRED STOCK
Authorized – 6,000,000 shares; par
value $ 0.001 per share at March 31, 2008
Issued and outstanding: March 31, 2008 – Nil;
December 31, 2007 – Nil	–	-
COMMON STOCK (Note 4)
Authorized – 200,000,000 shares; par value $ 0.001 per share at
March 31, 2008 and December 31, 2007
Issued and outstanding: March 31, 2008 – 47,433,748
December 31, 2007 – 42,183,748	47,434	42,184
ADDITIONAL PAID-IN CAPITAL	31,967,733	31,062,180
(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(31,535,229)	(30,783,298)
	479,938	321,066
	$1,197,728	$1,229,316

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Cumulative
			from inception
			on
			July 15,
	Three months ended		1998 to
	March 31,		March 31,
	2008	2007	2008

REVENUE	$–	$-	$275,000

EXPENSES
Research and development	192,611	715,246	16,768,433
General and administrative	479,618	862,805	15,237,809
Stock-based compensation	17,169	34,835	680,109
Amortization of license	1,923	1,923	43,921
Depreciation & amortization of property and
equipment	65,538	74,561	708,043

	756,859	1,689,370	33,438,315

OTHER INCOME
Interest income	5,877	56,572	744,163
Foreign exchange gain (loss)	(1,643)	20,861	904,358
Gain (loss) on sale of property and equipment	694	–	(20,435)

	4,928	77,433	1,628,086

NET LOSS	$(751,931)	$(1,611,937)	$(31,535,229)

NET LOSS PER COMMON SHARE
FOR THE PERIOD - BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	43,452,979	42,183,748

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2007 and March 31, 2008

 (Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Inception, July 15, 1998	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash	1	-	-	-	70,650	-	-	-	70,650
Issuance of preferred stock for cash	-	-	6,000,000	6,000	(4,800)	-	-	-	1,200
Net loss	-	-	-	-	-	-	-	(6,212)	(6,212)

Balances at December 31, 1998	1	-	6,000,000	6,000	65,850	-	-	(6,212)	65,638
Issuance of common stock and subscriptions on
private placement, net of offering costs of $ 58,794
	263,535	264	-	-	342,332	461,205	-	-	803,801
Issuance of warrants for consulting services	-	-	-	-	1,400	-	-	-	1,400
Net loss	-	-	-	-	-	-	-	(408,237)	(408,237)

Balances at December 31, 1999	263,536	264	6,000,000	6,000	409,582	461,205	-	(414,449)	462,602
Issuance of common stock and subscriptions on
private placement, net of offering costs of
$214,300	783,228	783	-	-	1,116,790	(461,205)	-	-	656,368
Conversion of preferred stock	6,000,000	6,000	(6,000,000)	(6,000)	-	-	-	-	-
Issuance of options for consulting services	-	-	-	-	87,968	-	-	-	87,968
Deferred stock compensation	-	-	-	-	83,500	-	(83,500)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	32,920	-	32,920
Net loss	-	-	-	-	-	-	-	(1,020,963)	(1,020,963)

Balances at December 31, 2000	7,046,764	7,047	-	-	1,697,840	-	(50,580)	(1,435,412)	218,895
Issuance of stock for cash	-	-	150,000	150	187,350	-	-	-	187,500
Issuance of common shares net of offering costs of
$64,585	1,280,496	1,280	-	-	1,362,532	-	-	-	1,363,812
Issuance of warrants for offering costs	-	-	-	-	17,850	-	-	-	17,850
Cancellation of stock options	-	-	-	-	(50,580)	-	50,580	-	-
Net loss	-	-	-	-	-	-	-	(1,743,962)	(1,743,962)

Balances at December 31, 2001	8,327,260	8,327	150,000	150	3,214,992	-	-	(3,179,374)	44,095

See next page

See accompanying notes to the interim consolidated financial statements

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2007 and March 31, 2008

 (Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs
of $ 194,474	1,492,970	$1,493	-	$-	$1,677,746	$-	$-	$-	$1,679,239
Issuance of warrants for consulting services	-	-	-	-	139,725	-	-	-	139,725
Issuance of warrants for offering costs	-	-	-	-	62,871	-	-	-	62,871
Capital distribution on sale of subsidiary to
related party	-	-	-	-	42,064	-	-	-	42,064
Net loss	-	-	-	-	-	-	-	(2,234,061)	(2,234,061)

Balances at December 31, 2002	9,820,230	9,820	150,000	150	5,137,398	-	-	(5,413,435)	(266,067)
Issuance of common stock net of offering costs
of $ 130,628	577,852	578	-	-	644,395	-	-	-	644,973
Issuance of preferred shares	-	-	2,000,000	2,000	2,698,000	-	-	-	2,700,000
Issuance of warrants for consulting services	-	-	-	-	21,835	-	-	-	21,835
Issuance of warrants for offering costs	-	-	-	-	22,454	-	-	-	22,454
Net loss	-	-	-	-	-	-	-	(2,506,705)	(2,506,705)

Balances at December 31, 2003	10,398,082	10,398	2,150,000	2,150	8,524,082	-	-	(7,920,140)	616,490
Issuance of common stock net of offering costs
of $ 2,234,671	17,915,714	17,916	-	-	12,144,538	-	-	-	12,162,454
Issuance of common stock for agent’s fee	628,977	629	-	-	352,054	-	-	-	352,683
Issuance of common stock for settlement of
debt	247,100	247	-	-	199,753	-	-	-	200,000
Issuance of common stock for finder’s fees	3,333	3	-	-	4,497	-	-	-	4,500
Conversion of preferred stock to common stock	150,000	150	(150,000)	(150)	-	-	-	-	-
Issuance of warrants for consulting services	-	-	-	-	241,882	-	-	-	241,882
Issuance of warrants for offering costs	-	-	-	-	98,509	-	-	-	98,509
Issuance of warrants for finder’s fees	-	-	-	-	3,900	-	-	-	3,900
Stock-based compensation	-	-	-	-	51,581	-	-	-	51,581
Net loss	-	-	-	-	-	-	-	(3,095,240)	(3,095,240)

Balances at December 31, 2004	29,343,206	29,343	2,000,000	2,000	21,620,796			(11,015,380)	10,636,759

See next page

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2007 and March 31, 2008

 (Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs
of $ 278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$-	$-	$1,660,697
Conversion of warrants to common shares	102,000	102	-	-	85,050	-	-	-	85,152
Issuance of common stock	52,000	52	-	-	(52)	-	-	-	-
Issuance of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Issuance of warrants for offering costs	-	-	-	-	14,888	-	-	-	14,888
Stock-based compensation	-	-	-	-	289,533	-	-	-	289,533
Net loss	-	-	-	-	-	-	-	(6,020,166)	(6,020,166)

Balances at December 31, 2006	31,897,206	31,897	2,000,000	2,000	23,717,965	-	-	(17,035,546)	6,716,316
Issuance of common stock net of offering costs
of $ 426,228	6,471,698	6,472	-	-	5,408,860	-	-	-	5,415,332
Conversion of preferred stock to common stock	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-	-
Conversion of warrants to common shares	1,762,844	1,763	-	-	1,556,700	-	-	-	1,558,463
Issuance of common stock for options exercised
	52,000	52	-	-	44,413	-	-	-	44,465
Issuance of warrants for agent’s fee	-	-	-	-	45,336	-	-	-	45,336
Stock-based compensation	-	-	-	-	184,085	-	-	-	184,085
Net loss	-	-	-	-	-	-	-	(7,507,866)	(7,507,866)

Balances at December 31, 2006	42,183,748	42,184	-	-	30,957,359	-	-	(24,543,412)	6,456,131

Stock-based compensation	-	-	-	-	104,821	-	-	-	104,821
Net loss	-	-	-	-	-	-	-	(6,239,886)	(6,239,886)

Balances at December 31, 2007	42,183,748	42,184	-	-	31,062,180	-	-	(30,783,298)	321,066

Issuance of common stock and warrants net of	5,250,000	5,250	–	–	888,384	-	-	–	893,634
offering costs of $ 148,470

Stock-based compensation	-	-	-	-	17,169	-	-	-	17,169
Net loss	-	-	-	-	-	-	-	(751,931)	(751,931)

Balances at March 31, 2008	47,433,748	$47,434	-	$-	$31,967,733	-	$-	$(31,535,229)	$479,938

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

 (Unaudited)

			Cumulative
			from
			inception on
			July 15,
	Three months ended		1998 to
	March 31,		March 31,
	2008	2007	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(751,931)	$(1,611,937)	$(31,535,229)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	67,461	76,484	751,964
Patent application expensed	–	–	81,858
Loss (gain) on sale of property and equipment	(697)	–	20,432
Realized foreign exchange loss (gain)	(192)	–	(11,814)
Common shares issued for consulting services	–	–	1,033,669
Warrants issued for consulting services	–	–	404,842
Options issued for consulting services	–	–	87,968
Stock-based compensation	17,169	34,835	680,109
Decrease (increase) in
Amounts receivable	(10,097)	(7,174)	(37,450)
Prepaid expense and deposits	(34,490)	16,380	(75,612)
Increase (decrease) in
Accounts payable and accrued liabilities	(186,565)	114,106	711,432

Cash provided (used) by operating activities	(899,342)	(1,377,306)	(27,887,831)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	1,042,104	–	32,689,580
Stock issued for settlement of debt	–	–	200,000
Offering costs	(148,470)	–	(3,123,066)
Net advances (to) from affiliates	50,444	(10,666)	(35,036)
Promissory note payable to affiliate	–	219,778	–
Capital lease payments	(3,895)	(2,855)	(28,291)

Cash provided (used) by financing activities	940,183	206,257	29,703,187

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	–	–	(4,754)
Purchase of investments	–	(928,083)	(17,309,252)
Redemption of investments	1,247	1,577,955	17,234,842
Payment under license agreement	–	–	(50,603)
Proceeds on sale of property and equipment	3,354	–	55,160
Purchase of property and equipment	(799)	(354,516)	(1,007,718)

Cash provided (used) by investing activities	3,802	295,356	(1,082,325)

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS DURING THE PERIOD	44,643	(875,693)	733,031

CASH AND CASH EQUIVALENTS, beginning of period	688,388	4,446,668	–

CASH AND CASH EQUIVALENTS, end of period	$733,031	$3,570,975	$733,031

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2008

 (Unaudited)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999, the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of March 31, 2008, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development.  At March 31, 2008, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to March 31, 2008 of $ 31,535,229.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  Unless the Company is able to generate revenues, decrease its expenses substantially or raise additional financing, the Company will not have sufficient cash to support its operations beyond July 31, 2008.  As noted above, the Company is currently in the process of raising additional financing from external sources through the offering of its securities.  There can be no assurance that the Company will achieve this objective.  The consolidated financial statements do not include any adjustment relating to the recoverability and classification or recorded asset amounts or the amounts and classifications of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the SEC on April 7, 2008.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (including normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows.  All significant intercompany accounts and transactions have been eliminated.  Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or future operating periods.  Significant accounting policies utilized in the preparation of the unaudited interim consolidated financial statements are summarized below:

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

The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company does not have any net liabilities recorded related to unrecognized tax benefits at March 31, 2008 and December 31, 2007. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at March 31, 2008, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

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

During the three months ended March 31, 2008, the Company recorded a foreign exchange loss of $ 1,643.  This loss principally resulted from short-term investment and foreign currency transactions.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted these new requirements on January 1, 2008, and determined there was no effect on the Company’s consolidated financial statements. See Note 8.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which seeks to improve financial reporting by providing entities with an option to minimize volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted these new requirements on January 1, 2008 and determined there was no effect on the Company’s consolidated financial statements. See Note 8.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”).  Pursuant to EITF 07-3, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received.  EITF 07-3 is effective for contracts entered into in years beginning after December 15, 2007, and is to be applied prospectively for contracts entered into on or after the effective date.  The Company adopted these new requirements on January 1, 2008 and determined there was no effect on the Company’s consolidated financial statements.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3.	DUE FROM AFFILIATE

The amount due from affiliate does not bear interest and has no fixed terms of repayment.

	March 31,	December 31,
	2008	2007
Globe Laboratories Inc., a Canadian corporation
controlled by Dr. Hassan Salari, the Company’s
Chairman, President, and Chief Scientific Officer	$-	$50,439

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

The Company previously used Globe Laboratories to perform research activities under a development agreement which began in 2003 and terminated on January 1, 2007. Globe Laboratories is a privately owned Canadian company established to perform research activities. As the books and records for Globe Laboratories are not available for 2008 and 2007, the Company is unable to determine the size and activities of Globe Laboratories for the three months ended March 31, 2008 and 2007.

The Company may be obligated to reimburse Globe Laboratories for any reassessment of scientific research and experimental development tax credits that may arise. No claim has been made by Globe Laboratories through March 31, 2008, and the Company is unable to estimate the likelihood of any claim that may be related to any reassessment of scientific research and experimental development tax credits.

4.	CAPITAL STOCK

Units

During the three months ended March 31, 2008, the Company issued 5,250,000 Units at $0.20 per unit, each Unit consisting of one share of common stock of the Company, par value of $0.001, and one common stock purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.30 per warrant for a period of 60 months from the date of issue. Proceeds from the sale of the Units were $893,634 net of offering costs of $148,470.

Common stock

The Company issued 5,250,000 shares of common stock through the sale of Units. These shares were estimated to have a relative fair value of $ 0.13 per share which represents a cash consideration of $ 682,500. The shares were recorded at par value of $5,250. The remaining balance was recorded in additional paid-in capital.

Warrants

The Company issued 5,250,000 stock purchase warrants through the sale of Units. The stock purchase warrants were accounted for at their relative fair value, as determined by the Black-Scholes valuation model, of $0.07 per warrant which represents a cash consideration of $359,604. This amount was recorded in additional paid-in capital.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	CAPITAL STOCK – continued

The following table summarizes information regarding stock purchase warrants outstanding at March 31, 2008.

Exercise price	Number- outstanding and exercisable	Expiry dates
$0.30	5,250,000	February 2013

Common stock reserved for future issuances

Common stock reserved for future issuances as of March 31, 2008 is as follows:

Outstanding stock options	2,052,000
Stock options available for grant	2,446,416
Outstanding stock purchase warrants	5,250,000

9,748,416

5.	STOCK-BASED COMPENSATION

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

The maximum number of shares of common stock authorized by the stockholders, reserved, remaining and available for issuance by the Board of Directors is 4,498,416.  The compensation cost that has been charged against income for the three month period ended March 31, 2008 for this plan was $ 17,169 (2007 - $ 34,835), which would be classified as research and development or general and administrative expense based on the classification of cash compensation paid to the same employees in the amounts of $ 2,725 (2007 - $ 771) and $ 14,444 (2007 - $ 34,064) respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the three months ended March 31, 2007:

Expected term (in years)	5
Expected volatility	57%
Risk-free interest rate	4.7%
Expected dividend yield	0.0%
Estimated fair value per option granted	$ 0.35

There were no stock awards granted during the three months ended March 31, 2008.

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

A summary of the Company’s stock option activity for the three months ended March 31, 2008 is presented in the following table:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value

Outstanding, January 1, 2008	2,797,000	$1.00
Granted	-	-
Cancelled	(745,000)	1.10

Outstanding, March 31, 2008	2,052,000	$0.94	2.2	$0.0

Exercisable, March 31, 2008	1,918,400	$1.05	2.0	$0.0

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	STOCK-BASED COMPENSATION - continued

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $ 0.17 as of the last business day of the period ended March 31, 2008, which would have been received by the optionees had all options been exercised on that date.  As of March 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $ 38,185 which is expected to be recognized over a weighted average period of 0.9 years.  During the three months ended March 31, 2008, the total intrinsic value of stock options exercised was $ Nil (2007 - $ Nil) and the total fair value of options vested was $ 27,700 (2007 - $ 67,824).

A summary of the status of the Company’s nonvested shares as of March 31, 2008, and changes during the period ended March 31, 2008, is presented below:

		Weighted
		average grant-
Nonvested Shares	Shares	date fair value

Nonvested at January 1, 2008	277,200	$0.34
Granted	–	–
Vested	(89,200)	0.31
Forfeited	(54,400)	0.34

Nonvested at March 31, 2008	133,600	$0.35

The Company issues shares of common stock upon exercise of stock options from authorized unissued stock.

6.	RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2008, the Company paid $ Nil (2007 - $Nil) to Globe Laboratories Inc. (“Globe”), a corporation controlled by Dr. Hassan Salari, the Company’s Chairman and  Chief Scientific Officer, for research activities performed on behalf of the Company under the terms of a development agreement.  Pursuant to the development agreement, which was terminated effective January 1, 2007, the Company engaged Globe to perform certain research activities on the basis of operating cost plus a 2% margin.

The amount due from affiliate, Globe, as at March 31, 2008 was $ Nil (2007 - $ 263,829).

During the three months ended March 31, 2008, the Company sold certain laboratory equipment for total proceeds of $ 1,611 (2007 - $ Nil) to companies with a common director of the Company.

During the three month period ended March 31, 2008, the Company paid board compensation to its non-executive directors totaling $ Nil (2007 - $ 49,000), which are included in general and administrative expense.

During the three month period ended March 31, 2008, the Company paid consulting fees of $ Nil (2007 - $ 2,209) to a company controlled by a family member directly related to a director of the Company, for website administration.  The Company ceased using these consulting services in January 2007.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	COMMITMENTS

Contractual agreements

The Company has entered into various research and development agreements with non-affiliated third parties to perform research and development services on its behalf.  As at March 31, 2008, the Company is committed to pay $ 113,014 in the next nine months, in respect of contractual agreements based on invoices submitted as services provided in accordance with the contractual agreements.

Lease agreement

The Company leases office premises under an operating lease which expires on July 31, 2008.  The Company is obligated to make the following minimum lease payments under its operating lease:

2008	$26,146

During the three month period ended March 31, 2008, the Company incurred rent expense due to operating leases of $ 25,545 (2007 - $ 61,554), which is included in general and administrative expense in the consolidated statement of operations.

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

As at March 31, 2008, the Company had not achieved any milestones and had not paid or accrued any milestone payments with regards to the PPDI License Agreement.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	COMMITMENTS - continued

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

- Cdn$ 50,000 two years from product approval

- Cdn$ 75,000 three years from product approval

- Cdn$ 100,000 four years from product approval

- Cdn$ 150,000 five years from product approval

Other than the milestone payment of Cdn $50,000 in 2003, the Company had not achieved any further milestones and had not paid or accrued any other milestone or royalty payments as at March 31, 2008 with regard to the UBC License Agreement.

8.	FINANCIAL INSTRUMENTS

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

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8.	FINANCIAL INSTRUMENTS - continued

model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Assets/Liabilities Measured at Fair Value

Assets and liabilities measured at fair value consisted of the following instruments as of March 31, 2008:

Financial Instrument	Fair Value	Fair Value Hierarchy

Cash and cash equivalents	$733,031	Level 1
Short-term investments	$74,411	Level 1
Amounts receivable	$37,450	Level 2
Amount due from affiliate	$–	Not applicable
Accounts payable and accrued liabilities	$711,431	Level 3
Capital lease obligation	$6,359	Level 3

Credit risk

Cash and cash equivalents, short-term investments, amounts receivable, and amount due from affiliate expose the Company to credit risk.  The Company minimizes its exposure to credit risk by transacting with parties that are believed to be creditworthy.  The maximum potential loss on these financial instruments is equal to the carrying amounts of those items.

The Company has cash in excess of the CDN $ 100,000 insured amount as established by the Canada Deposit Insurance Corporation.

9.	SUBSEQUENT EVENT

On April 9, 2008, the Company entered into an operating lease for new office premises beginning July 1, 2008, as the current office premise operating lease expires on July 31, 2008.  The future minimum lease payments under the new operating lease are:

2008	$20,392
2009	48,941
2010	48,941
2011	20,392

$138,666

10.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

	Three months ended
	March 31,
Consolidated statement of operations	2008	2007

Net loss under U.S. GAAP	$(751,931)	$(1,611,937)
Stock-based compensation fair value basis under U.S. GAAP (i)	17,169	34,835
Stock-based compensation fair value basis under Canadian
GAAP (i)	(18,029)	(34,551)

Net loss under Canadian GAAP	$(752,791)	$(1,611,653)

Loss per share under Canadian GAAP	$(0.02)	$(0.04)

(i)	Stock-based compensation

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “believe,” “expect,” “intend,” “plan” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

All references to “$” or “dollars” in this Form 10-Q are to U.S. dollars unless otherwise noted.

Overview

We are a development stage biotechnology company with a focus on the development of small protein, or peptide, based drugs for human diseases. In particular, we focus on the area of chemokines, which are small proteins that guide the migration of cells involved in cancer progression, the immune system, promote the growth of new blood vessels, and are critical for cellular maturation.

We are at various stages in research and development of five drug candidates. Two of our drug candidates are in human clinical trials. Our two lead drug candidates are CTCE-9908 and CTCE-0214. CTCE-9908 is being investigated for prevention of growth and the spread of cancer. CTCE-0214 is being investigated for the mobilization of stem cells and neutrophils into the circulation, for hematological support. Our other three drug candidates are in preclinical development in the areas of growth and development of blood vessels (CTCE-0324), wound healing (CTCE-0422), and stroke prevention (CTCE-0501).

Our objective is to develop drug candidates that target chemokine receptors and further develop them through Phase II clinical trials. Provided that we reach this stage with individual drug candidates, we intend to enter into agreements with larger biotechnology and pharmaceutical companies to license or co-develop our drug candidates through Phase III and Phase IV of clinical trials. In some circumstances, when appropriate, we may license a product to a partner at an earlier stage. We intend to license our product candidates to companies with existing infrastructure to conduct late stage drug development and market pharmaceuticals.

Chemokine Therapeutics Corp. was founded on July 15, 1998. We are incorporated under the laws of the State of Delaware. We have a wholly-owned subsidiary, Chemokine Therapeutics (B.C.) Corp., or CTBCC, a company incorporated under the laws of the Province of British Columbia.

Limited Operating History

We have incurred significant losses since our inception in July 1998.  As of December 31, 2007, our accumulated deficit was approximately $31.5 million.  We recognized net losses of approximately $6,239,886 and $7,507,866 in 2007 and 2006, respectively and $751,931 for the three months ended March 31, 2008.  We expect to continue to incur net losses in the near term as we fund clinical trials and until such time as product sales or royalty payments, or both, generate sufficient revenues to fund continuing operations.

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

Our research and development activities are primarily focused on the clinical trials of CTCE-9908, a drug candidate for cancer, and CTCE-0214, a drug candidate for hematological support.  We are responsible for all costs incurred in the research and development program of these two lead drug candidates.  Our research and development activities also include three other drug candidates that we intend to test in animal models of peripheral arterial disease, wound healing and stroke.  We expect our research and development expenses to increase as we continue to work on our drug candidates and to expand our research and development programs.

Assuming we secure additional capital, our product research and development plan over the next twelve months is summarized as follows:

•

complete the study report for Phase I/II clinical trial of CTCE-9908 in Canada;

•

file regulatory documents in Hong Kong and other jurisdictions for a randomized Phase II clinical trial(s) for CTCE-9908;

•

commence a Phase II clinical trial using CTCE-9908 for liver cancer in the United States, Canada, Hong Kong and other countries;

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

Critical Accounting Policy

Our discussion and analysis of financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  Differences between U.S. and Canadian GAAP are presented in Note 10 to our annual financial statements.  The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  We review our estimates on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  While our significant accounting policies are described in Note 2 to our annual financial statements, we believe the following accounting policy to be critical.

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

As of December 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $38,185, which is expected to be recognized over a weighted average period of approximately 0.9 years.

Results of Operations

Three Months Ended March 31, 2008, and 2007

Revenues.

We had no revenues in the three months ended March 31, 2008 and in the three months ended March 31, 2007.

Research and development.

Research and development expenses were $192,611 during the three months ended March 31, 2008, a decrease of $522,635 from the $715,246 for the three months ended March 31, 2007.  The decrease is in respect to reductions of approximately $284,000 in contract research costs, approximately $116,000 in salaries, approximately $127,000 in lab expenditures, and an increase of approximately $5,000 for other expenditures. The decrease in contract research costs of approximately $284,000 is a result of nearing the completion of the Phase I/II CTCE-9908 multi-tumor clinical trial. Research and development expenses include contract research, staff salaries and lab expenditures.

We recorded direct costs for CTCE-9908 of approximately $140,556 for the three months ended March 31, 2008. This compares to approximately $395,566 for the three months ended March 31, 2007, which included preparatory and clinical trial costs of the Phase I/II clinical trial and related manufacturing of compound. The decrease in direct costs for CTCE-9908 in the current period is a result of nearing the completion of the Phase 1/II clinical trial.

Direct costs for CTCE-0214 were approximately $9,728 for the three months ended March 31, 2008 compared to $182,438 for the three months ended March 31, 2007.  The decrease in CTCE-0214 direct costs in the current period reflects a reduction of spending on clinical and preclinical studies.

Assuming that we are able to raise the required financing, we expect that research and development expenses will increase in the future as and when we incur costs for clinical trials. Completion dates and completion costs to bring a drug candidate to market vary significantly for each drug candidate given the nature of the clinical trials and the fact that more clinical trials may need to be conducted to advance a drug candidate based upon the results of each phase. In addition, we anticipate partnering with larger pharmaceutical companies to conduct and finance later stage clinical trials and therefore the timing of completion of the approval of a drug will likely not be within our control. Based on these factors we cannot reasonably estimate the completion dates and completion costs required to gain regulatory approval of our compounds for sale. Drug candidates are required to successfully complete Phase III clinical trials before gaining regulatory approval for sale which for our drug candidates is not expected to occur for several years.

General and administrative.

General and administrative expenses for the three months ended March 31, 2008 were $479,618, compared to $ 862,805 for the three months ended March 31, 2007.  The decrease of $383,187 was in respect of reduced expenditures of approximately $132,000 in salaries and directors fees, approximately $178,000 in professional fees, and approximately $73,000 for travel and other expenses. Other general and administrative expenses included consulting, marketing and promotion expenses incurred for business development.

Interest income.

Interest income was $5,877 for the three months ended March 31, 2008 compared with $ 56,572 for the three months ended March 31, 2007. The decrease of interest income of $50,695 was due to decreases in short-term investments and cash equivalents.

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

Foreign exchange loss was $1,643 for the three months ended March 31, 2008, compared to a gain of $20,861 for the three months ended March 31, 2007. The gain in 2007 principally resulted from short-term investments and foreign currency transactions and the strengthening of other currencies against the US currency.

Net loss.

We incurred a net loss of $ 751,931 ($0.02 per share) for the three months ended March 31, 2008 compared to $1,611,937 ($0.04 per share) for the three months ended March 31, 2007. The decrease in our net loss was principally caused by the decrease in research and development, and general and administrative expenditures as described above.

Liquidity and Capital Resources

Since our inception, we have financed substantially all of our operations through the private and public offerings of equity securities.  We have received a total of $29.6 million from public and private offerings of our equity securities. In December 2004, we completed the initial public offering of shares of our common stock and raised approximately $13.3 million (CDN$16 million). In January 2005, the agents in our initial public offering exercised their over-allotment option which resulted in additional gross proceeds to us of approximately $1.9 million (CDN$2.4 million). In March 2006, we issued 6,471,698 shares of common stock in a private placement transaction for gross proceeds of approximately $5.9 million (CDN$6.9 million) and net proceeds after offering costs of approximately $5.4 million.

On February 7, 2008, the Company completed a private placement and issued 5,250,000 units at a price of $ 0.20 per unit for gross proceeds of approximately $ 1,050,000 and net proceeds after offering costs of approximately $890,000.  Each unit is comprised of one share of common stock and one common share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $ 0.30 per share for a period of 60 months from the date of issue.

At March  31, 2008, we had approximately $800,000 in cash and cash equivalents and short term investments on hand, compared to approximately $4.5 million as of March 31, 2007, a decrease of $3.7 million.  Our working capital at March 31, 2008 was approximately $200,000, compared to working capital of approximately $4.3 million at March 31, 2007, a decrease of $4.1 million.

For the three months ended March 31, 2008, we used net cash of $899,342 in operating activities consisting primarily of the net loss for the period of $ 751,931.  Cash generated from financing activities for the three months ended March 31, 2008, was $940,183.

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

Off-Balance Sheet Arrangement

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), to allow timely decisions regarding required financial disclosures.

Our Certifying Officers performed a review of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC.

As previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, management determined that the Company had a material weakness related to its control environment because it did not have sufficient personnel with financial and accounting skills commensurate with the Company’s financial reporting requirements as a public company.

The unanticipated voluntary turnover of key personnel in late 2007 combined with prior restructuring actions undertaken by the Company earlier in 2007 contributed to this material weakness. This material weakness resulted in the identification of changes in the disclosures in the financial statements that have been recorded in the consolidated financial statements. The Company is in the process of remediating the disclosure control deficiencies and material weakness in its internal control over financial reporting through supplementing existing financial and accounting personnel with technically qualified third party consultants who will assist the Company in performing additional procedures and analyses.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

    As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

See information provided on Form 8-K filed by the registrant on February 14, 2008.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibits

31.1

Certification of Walter Korz, Chief Executive Officer of Chemokine Therapeutics Corp., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Bashir Jaffer, Chief Financial Officer of Chemokine Therapeutics Corp., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Walter Korz, Chief Executive Officer of Chemokine Therapeutics Corp. and Bashir Jaffer, Chief Financial Officer of Chemokine Therapeutics Corp., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMOKINE THERAPEUTICS CORP.

/s/ Walter Korz	May 15, 2008
Signature	Date
By: Walter Korz, Chief Executive Officer and President

/s/ Bashir Jaffer	May 15, 2008
Signature	Date
By: Bashir Jaffer, Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Walter Korz, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, of Chemokine Therapeutics Corp.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in  Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date:  May 15, 2008

/s/  Walter Korz

Walter Korz

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bashir Jaffer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, of Chemokine Therapeutics Corp.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in  Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: May 15, 2008

/s/ BASHIR JAFFER

Bashir Jaffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Walter Korz, President and Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Walter Korz

Walter Korz

President and Chief Executive Officer

May 15, 2008

I, Bashir Jaffer, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ BASHIR JAFFER

Bashir Jaffer

Chief Financial Officer

May 15, 2008