Form 10-Q
period 2008-06-30
CHEMOKINE THERAPEUTICS CORP
filed 2008-08-11
CIK 1092959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number:

Chemokine Therapeutics Corp.

(Exact name of registrant as specified in its charter)

Delaware	33-0921251
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1727 West Broadway, Suite 400 Vancouver, British Columbia	V6J 4S5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(604) 738-6644

Former name or former address, if changed since last report:	6190 Agronomy Road, Suite 405 Vancouver, BC V6T 1Z3

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

As of  August 1, 2008, there were 53,333,575 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

Chemokine Therapeutics Corp.

PART I

ITEM 1.

FINANCIAL STATEMENTS

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$774,779	$688,388
Short-term investments	75,366	75,658
Amounts receivable	17,851	27,353
Prepaid expense and deposits	100,649	41,122

TOTAL CURRENT ASSETS	968,645	832,521

PROPERTY AND EQUIPMENT, net	212,932	337,751

LICENSE COSTS, net	4,758	8,605

AMOUNT DUE FROM AFFILIATE (Note 3)	-	50,439

	$1,186,335	$1,229,316

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$783,472	$897,996
Current portion of capital lease obligation	2,659	10,254

TOTAL CURRENT LIABILITIES	786,131	908,250

COMMITMENTS (Note 7)

STOCKHOLDERS’ EQUITY

PREFERRED STOCK
Authorized – 6,000,000 shares; par
value $0.001 per share at June 30, 2008
Issued and outstanding: June 30, 2008 – Nil;
December 31, 2007 – Nil	-	-

COMMON STOCK (Note 4)
Authorized – 200,000,000 shares; par value $0.001 per share at June 30,
2008 and December 31, 2007
Issued and outstanding: June 30, 2008 – 53,333,575
December 31, 2007 – 42,183,748	53,334	42,184

ADDITIONAL PAID-IN CAPITAL	32,745,746	31,062,180

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(32,398,876)	(30,783,298)

	400,204	321,066

	$1,186,335	$1,229,316

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

					Cumulative from
					inception on
	Three months ended		Six months ended		July 15, 1998 to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$275,000

EXPENSES
Research and development	348,027	(394,661)	540,638	320,585	17,116,460
General and administrative	448,387	926,795	928,005	1,789,600	15,686,196
Stock-based compensation	13,122	27,739	30,291	62,574	693,231
Amortization of license	1,924	1,924	3,847	3,847	45,845
Depreciation & amortization of property and equipment	65,592	75,606	131,130	150,167	773,635

	877,052	637,403	1,633,911	2,326,773	34,315,367

OTHER INCOME
Interest income	2,904	42,812	8,781	99,384	747,067
Foreign exchange gain (loss)	9,189	288,513	7,546	303,374	913,547
Gain (loss) on sale of property and equipment	1,312	-	2,006	-	(19,123)
	13,405	331,325	18,333	408,758	1,641,491

NET LOSS	$(863,647)	$(306,078)	$(1,615,578)	$(1,918,015)	$(32,398,876)

NET LOSS PER COMMON SHARE FOR THE PERIOD - BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	48,600,747	42,183,748	46,949,940	42,183,748

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2007 and June 30, 2008

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2007 and June 30, 2008

 (Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs
of $194,474	1,492,970	$1,493	-	$-	$1,677,746	$-	$-	$-	$1,679,239
Issuance of warrants for consulting services	-	-	-	-	139,725	-	-	-	139,725
Issuance of warrants for offering costs	-	-	-	-	62,871	-	-	-	62,871
Capital distribution on sale of subsidiary to
related party	-	-	-	-	42,064	-	-	-	42,064
Net loss	-	-	-	-	-	-	-	(2,234,061)	(2,234,061)

Balances at December 31, 2002	9,820,230	9,820	150,000	150	5,137,398	-	-	(5,413,435)	(266,067)
Issuance of common stock net of offering costs
of $130,628	577,852	578	-	-	644,395	-	-	-	644,973
Issuance of preferred shares	-	-	2,000,000	2,000	2,698,000	-	-	-	2,700,000
Issuance of warrants for consulting services	-	-	-	-	21,835	-	-	-	21,835
Issuance of warrants for offering costs	-	-	-	-	22,454	-	-	-	22,454
Net loss	-	-	-	-	-	-	-	(2,506,705)	(2,506,705)

Balances at December 31, 2003	10,398,082	10,398	2,150,000	2,150	8,524,082	-	-	(7,920,140)	616,490
Issuance of common stock net of offering costs
of $2,234,671	17,915,714	17,916	-	-	12,144,538	-	-	-	12,162,454
Issuance of common stock for agent’s fee	628,977	629	-	-	352,054	-	-	-	352,683
Issuance of common stock for settlement of
debt	247,100	247	-	-	199,753	-	-	-	200,000
Issuance of common stock for finder’s fees	3,333	3	-	-	4,497	-	-	-	4,500
Conversion of preferred stock to common stock	150,000	150	(150,000)	(150)	-	-	-	-	-
Issuance of warrants for consulting services	-	-	-	-	241,882	-	-	-	241,882
Issuance of warrants for offering costs	-	-	-	-	98,509	-	-	-	98,509
Issuance of warrants for finder’s fees	-	-	-	-	3,900	-	-	-	3,900
Stock-based compensation	-	-	-	-	51,581	-	-	-	51,581
Net loss	-	-	-	-	-	-	-	(3,095,240)	(3,095,240)

Balances at December 31, 2004	29,343,206	29,343	2,000,000	2,000	21,620,796	-	-	(11,015,380)	10,636,759

See next page

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2007 and June 30, 2008

 (Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs
of $278,023	2,400,000	$2,400	-	$-	$1,658,297	$-	$-	$-	$1,660,697
Conversion of warrants to common shares	102,000	102	-	-	85,050	-	-	-	85,152
Issuance of common stock	52,000	52	-	-	(52)	-	-	-	-
Issuance of warrants for agent’s fee	-	-	-	-	49,453	-	-	-	49,453
Issuance of warrants for offering costs	-	-	-	-	14,888	-	-	-	14,888
Stock-based compensation	-	-	-	-	289,533	-	-	-	289,533
Net loss	-	-	-	-	-	-	-	(6,020,166)	(6,020,166)

Balances at December 31, 2006	31,897,206	31,897	2,000,000	2,000	23,717,965	-	-	(17,035,546)	6,716,316
Issuance of common stock net of offering costs
of $426,228	6,471,698	6,472	-	-	5,408,860	-	-	-	5,415,332
Conversion of preferred stock to common stock	2,000,000	2,000	(2,000,000)	(2,000)	-	-	-	-	-
Conversion of warrants to common shares	1,762,844	1,763	-	-	1,556,700	-	-	-	1,558,463
Issuance of common stock for options exercised
	52,000	52	-	-	44,413	-	-	-	44,465
Issuance of warrants for agent’s fee	-	-	-	-	45,336	-	-	-	45,336
Stock-based compensation	-	-	-	-	184,085	-	-	-	184,085
Net loss	-	-	-	-	-	-	-	(7,507,866)	(7,507,866)

Balances at December 31, 2006	42,183,748	42,184	-	-	30,957,359	-	-	(24,543,412)	6,456,131

Stock-based compensation	-	-	-	-	104,821	-	-	-	104,821
Net loss	-	-	-	-	-	-	-	(6,239,886)	(6,239,886)

Balances at December 31, 2007	42,183,748	42,184	-	-	31,062,180	-	-	(30,783,298)	321,066

Issuance of common stock and warrants net of
offering costs of $230,405	11,149,827	11,150	–	–	1,653,184	–	-	–	1,664,334

Stock-based compensation	-	-	-	-	30,291	-	-	-	30,291
Net loss	-	-	-	-	-	-	-	(1,615,578)	(1,615,578)

Balances at June 30, 2008	53,333,575	$53,334	-	$-	$32,745,655	$-	$-	$(32,398,876)	$400,113

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

 (Unaudited)

					Cumulative
					from inception
	Three months ended		Six month ended		on July 15, 1998 to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(863,647)	$(306,078)	$(1,615,578)	$(1,918,015)	$(32,398,876)
Adjustments to reconcile net cash
provided by operating activities
Depreciation and amortization	67,516	77,530	134,977	154,014	819,480
Patent application expensed	-	-	-	-	81,858
Loss (gain) on sale of property and equipment	(1,312)	-	(2,006)	-	19,123
Realized foreign exchange loss (gain)	(88)	-	(280)	-	(11,902)
Common shares issued for consulting services	-	-	-	-	1,033,669
Warrants issued for consulting services	-	-	-	-	404,842
Options issued for consulting services	-	-	-	-	87,968
Stock-based compensation	13,122	27,739	30,291	62,574	693,231
Decrease (increase) in
Amounts receivable	19,599	2,338	9,502	(4,836)	(17,851)
Prepaid expense and deposits	(25,037)	32,513	(59,527)	48,893	(100,649)
Increase (decrease) in
Accounts payable and accrued liabilities	72,040	422,459	(114,524)	536,565	783,472

Cash provided (used) by operating activities	(717,807)	256,501	(1,617,145)	(1,120,805)	(28,605,635)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	852,728	-	1,894,832	-	33,542,308
Stock issued for settlement of debt	-	-	-	-	200,000
Offering costs	(81,936)	-	(230,405)	-	(3,205,001)
Net advances (to) from affiliates	-	(474,689)	50,435	(485,355)	(35,044)
Promissory note payable to affiliate	-	(219,778)	-	-	-
Deferred financing costs	-	(713,655)	-	(713,655)	-
Capital lease payments	(3,700)	(1,832)	(7,595)	(4,687)	(31,991)

Cash provided (used) by financing activities	767,092	(1,409,954)	1,707,267	(1,203,697)	30,470,272

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	-	-	-	-	(4,754)
Purchase of investments	(955)	(5,534)	(955)	(933,617)	(17,310,207)
Redemption of investments	-	926,340	1,247	2,504,295	17,234,842
Payment under license agreement (Note 7)	-	-	-	-	(50,603)
Proceeds on sale of property and equipment	2,173	-	5,531	-	57,337
Purchase of property and equipment	(8,755)	(5,358)	(9,554)	(359,874)	(1,016,473)

Cash provided (used) by investing activities	(7,537)	915,448	(3,731)	1,210,804	(1,089,858)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE
PERIOD	41,748	(238,005)	86,391	(1,113,698)	774,779

CASH AND CASH EQUIVALENTS, beginning of period	733,031	3,570,975	688,388	4,446,668	-

CASH AND CASH EQUIVALENTS, end of period	$774,779	$3,332,970	$774,779	$3,332,970	$774,779

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2008

 (Unaudited)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999, the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of June 30, 2008, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development.  At June 30, 2008, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to June 30, 2008 of $32,398,876.

The Company is subject to all of the risks inherent in an early stage business operating in the biotechnology industry.  These risks include, but are not limited to, a limited operating history, limited management resources, and the challenges of bringing a drug through development to approval for sale.

Management believes that current working capital will be sufficient to fund the Company’s operations through September 30, 2008.  The Company also intends to seek additional financing from external sources through the sale of shares.  If the Company is unable to raise additional capital in the future as required or on acceptable terms, the Company may have to significantly delay, scale back or discontinue one or more of its clinical trials or its operations.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  Unless the Company is able to generate revenues, decrease its expense substantially or raise additional financing, the Company will not have sufficient cash to support its operations beyond September 30, 2008.  As noted above, the Company is currently in the process or raising additional financing from external sources through the offering of its securities.  There can be no assurance that the Company will achieve this objective.  The consolidated financial statements do not include any adjustment relating to the recoverability and classification or recorded asset amounts or the amounts and classifications of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (including of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows.  All significant intercompany accounts and transactions have been eliminated.  Results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or future operating periods.  Significant accounting policies utilized in the preparation of the unaudited interim consolidated financial statements are summarized below:

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

The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company does not have any net liabilities recorded related to unrecognized tax benefits at June 30, 2008 and January 1, 2008. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at June 30, 2008, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

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

Foreign currency translation

The Company used the U.S. Dollar as its functional currency and presents the consolidated financial statements in U.S. dollars using the current rate method.  Under the current rate method, the Company translates all assets and liabilities using the exchange rate at the balance sheet date and translates revenues, expenses, gains and losses at the weighted average rates of exchange for the respective periods.  Before consolidation, the Company re-measures the financial statements of CTBCC from its local currency of Canadian dollars to its functional currency of U.S. dollars at the end of each reporting period.  Monetary items of CTBCC’s financial statements are re-measured by applying the current exchange rate and non-monetary gain or loss in foreign currency upon re-measurement in the foreign exchange gain or loss account in the consolidated statement of operations.

Fluctuations in the relative values of the Canadian and U.S. dollar can affect the reported value of Canadian dollar denominated assets and liabilities on our balance sheet.  A strengthening (weakening) Canadian dollar in relation to the U.S. dollar results in higher (lower) reported values for our Canadian dollar denominated assets and liabilities.

During the six months ended June 30, 2008, the Company recorded a foreign exchange gain of $7,546.  This gain principally resulted from short-term investment and foreign currency transactions.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which seeks to improve financial reporting by providing entities with an option to minimize volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has adopted these new requirements on January 1, 2008 and determined there was no effect on the Company’s consolidated financial statements.  See Note 8.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS No. 162.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3.	DUE TO AFFILIATE

The amount due from affiliate does not bear interest and has no fixed terms of repayment.

	June 30, 2008	December 31, 2007
Globe Laboratories Inc., a Canadian corporation controlled by Dr. Hassan Salari, the Company’s former Chairman, President, and Chief Scientific Officer	$-	$50,439

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

The Company previously used Globe Laboratories to perform research activities under a development agreement which began in 2003 and terminated on January 1, 2007. Globe Laboratories is a privately owned Canadian company established to perform research activities. As the books and records for Globe Laboratories are not available for 2008 and 2007, the Company is unable to determine the size and activities of Globe Laboratories for the six months ended June 30, 2008 and 2007.

The Company may be obligated to reimburse Globe Laboratories for any reassessment of scientific research and experimental development tax credits that may arise. No claim has been made by Globe Laboratories through June 30, 2008, and the Company is unable to estimate the likelihood of any claim that may be related to any reassessment of scientific research and experimental development tax credits.

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

During the three months ended June 30, 2008, the Company issued 5,899,827 Units at $0.15 per unit, each Unit consisting of one share of common stock of the Company, par value of $0.001, and one common stock purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.25 per warrant for a period of 60 months from the date of issue. Proceeds from the sale of the Units were $770,793 net of issue costs of $81,935.

Common stock

During the three months ended March 31, 2008, the Company issued 5,250,000 shares of common stock through the sale of Units. These shares were estimated to have a relative fair value of $ 0.13 per share which represents a cash consideration of $ 682,500. The shares were recorded at par value of $5,250. The remaining balance was recorded in additional paid-in capital.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	CAPITAL STOCK - continued

During the three months ended June 30, 2008, the Company issued 5,899,827 shares of common stock through the sale of Units. These shares were estimated to have a relative fair value of $0.10 per share which represents a cash consideration of $589,983. The shares were recorded at par value of $5,900. The remaining balance was recorded in additional paid-in capital.

Warrants

During the three months ended March 31, 2008, the Company issued 5,250,000 stock purchase warrants through the sale of Units. The stock purchase warrants were accounted for at their relative fair value, as determined by the Black-Scholes valuation model, of $0.07 per warrant which represents a cash consideration of $359,604. This amount was recorded in additional paid-in capital.

During the three months ended June 30, 2008, the Company issued 5,899,827 stock purchase warrants through the sale of Units. The stock purchase warrants were accounted for at their relative fair value, as determined by the Black-Scholes valuation model, of $0.05 per warrant which represents a cash consideration of $262,745. This amount was recorded in additional paid-in capital.

The following table summarizes information regarding stock purchase warrants outstanding at June 30, 2008.

Exercise price	Number- outstanding and exercisable	Expiry dates

$0.30	5,250,000	February 2013
$0.25	5,899,827	June 2013
	11,149,827

Common stock reserved for future issuances

Common stock reserved for future issuances as of June 30, 2008 is as follows:

Outstanding stock options	2,052,000
Stock options available for grant	2,446,416
Outstanding stock purchasewarrants	11,149,827

15,648,243

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

The maximum number of shares of common stock authorized by the stockholders, reserved, remaining and available for issuance by the Board of Directors is 4,498,416.  The compensation cost that has been charged against income for the six month period ended June 30, 2008 for this plan was $30,291 (2007 - $62,574), which would be classified as research and development or general and administrative expense based on the classification of cash compensation paid to the same employees in the amounts of $4,441 (2007 - $6,662) and $25,854 (2007 - $55,912) respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the six months ended June 30, 2007:

Six months ended
June 30, 2007

Expected term (in years)	5
Expected volatility	58%
Risk-free interest rate	4.6%
Expected dividend yield	0.0%
Estimated fair value per option granted	$0.34

There were no stock awards granted during the six months ended June 30, 2008.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	STOCK-BASED COMPENSATION − continued

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

A summary of the Company’s stock option activity for the six months ended June 30, 2008 is presented in the following table:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value

Outstanding, January 1, 2008	2,797,000	$1.00
Granted	-	-
Cancelled	(745,000)	1.00

Outstanding, June 30, 2008	2,052,000	$1.00	2.1	$0.0

Exercisable, June 30, 2008	1,961,600	$1.00	2.0	$0.0

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.15 as of the last business day of the period ended June 30, 2008, which would have been received by the optionees had all options been exercised on that date.  As of June 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $25,063 which is expected to be recognized over a weighted average period of 0.6 years.  During the six months ended June 30, 2008, the total intrinsic value of stock options exercised was $Nil (2007 - $Nil) and the total fair value of options vested was $42,580 (2007 - $62,574).

A summary of the status of the Company’s nonvested shares as of June 30, 2008, and changes during the period ended June 30, 2008, is presented below:

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	STOCK-BASED COMPENSATION − continued

Nonvested Shares	Shares	Weighted average grant-date fair value

Nonvested at January 1, 2008	277,200	$0.34
Granted	-	-
Vested	(132,400)	0.32
Forfeited	(54,400)	0.34

Nonvested at June 30, 2008	90,400	$0.37

The Company issues shares of common stock upon exercise of stock options from authorized unissued stock.

6.	RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2008, the Company paid $Nil (2007 - $738,618) to Globe Laboratories Inc. (“Globe”), a corporation controlled by Dr. Hassan Salari, the Company’s former Chairman and Chief Scientific Officer, for research activities performed on behalf of the Company under the terms of a development agreement.  Pursuant to the development agreement, which was terminated effective January 1, 2007, the Company engaged Globe to perform certain research activities on the basis of operating cost plus a 2% margin.

During the six month period ended June 30, 2008, the Company sold certain laboratory equipment for total proceeds of $1,611 (2007 − $Nil) to companies with a common director of the Company.

During the six month period ended June 30, 2008, the Company paid board compensation to its non-executive directors totaling $Nil (2007 - $73,625), which are included in general and administrative expense.

During the six month period ended June 30, 2008, the Company paid consulting fees of $Nil (2007 - $2,209) to a company controlled by a family member directly related to a director of the Company, for website administration.  The Company ceased using these consulting services in January 2007.

7.	COMMITMENTS

Contractual agreements

The Company has entered into various research and development agreements with non-affiliated third parties to perform research and development services on its behalf.  As at June 30, 2008, the Company is committed to pay $156,705 in the next six months, in respect of contractual agreements based on invoices submitted as services provided in accordance with the contractual agreements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	COMMITMENTS - continued

Lease agreement

On April 23, 2008, the Company entered into an operating lease for new office premise beginning June 1, 2008, as the current office premise operating lease expires on July 31, 2008.  The Company is obligated to make the following minimum lease payments under its new operating lease:

2008	$20,100
2009	80,700
2010	80,700
2011	40,400

$221,900

During the six month period ended June 30, 2008, the Company incurred rent expense due to operating leases of $42,853 (2007 - $115,104), which is included in general and administrative expense in the consolidated statement of operations.

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

- 50 percent of the first net sales of CTCE-0214 up to $1,000,000.

As at June 30, 2008, the Company had not achieved any milestones and had not paid or accrued any milestone payments with regards to the PPDI License Agreement.

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

 Milestone payments are to be made as follows:

- Cdn$50,000 upon filing an Investigational New Drug (“IND”) in any jurisdiction, which was paid by the Company in 2003,

- Cdn$25,000 upon the start of Phase II clinical trials and Cdn$75,000 at the time of completion of Phase II  clinical trials,

- Cdn$75,000 upon the start of Phase III clinical trials and Cdn$175,000 at the time of completion of Phase III clinical trials, and

- Cdn$500,000 at the time of filing for New Drug Approval after completion of Phase III clinical trials.

Minimum annual royalty payments are to be made as follows:

- Cdn$25,000 one year from product approval

- Cdn$50,000 two years from product approval

- Cdn$75,000 three years from product approval

- Cdn$100,000 four years from product approval

- Cdn$150,000 five years from product approval

Other than the milestone payment of Cdn $50,000 in 2003, the Company had not achieved any further milestones and had not paid or accrued any other milestone or royalty payments as at June 30, 2008 with regard to the UBC License Agreement.

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

Level 1 − Quoted prices in active markets for identical assets or liabilities.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8.	FINANCIAL INSTRUMENTS - continued

Level 2 − Observable inputs other than the Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 − Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Assets/Liabilities Measured at Fair Value

Assets and liabilities measured at fair value consisted of the following instruments as of June 30, 2008:

Financial Instrument	Fair Value	Fair Value Hierarchy

Cash and cash equivalents	$774,779	Level 1
Short-term investments	$75,366	Level 1
Amounts receivable	$17,851	Level 2
Accounts payable and accrued liabilities	$783,472	Level 3
Capital lease obligation	$2,659	Level 3

Credit risk

Cash and cash equivalents, short-term investments and amounts receivable expose the Company to credit risk.  The Company minimizes its exposure to credit risk by transacting with parties that are believed to be creditworthy.  The maximum potential loss on these financial instruments is equal to the carrying amounts of those items.

The Company has cash in excess of the CDN $100,000 insured amount as established by the Canada Deposit Insurance Corporation.

9.	SUBSEQUENT EVENT

On July 18, 2008, a senior member of management resigned from his position within the Company as well as from the board of directors.  Subsequent to his resignation, one million fully vested stock options will expire 90 days from the date of his resignation.  Of the stock options held, 750,000 are at an exercise price of $1.00 and 250,000 are at an exercise price of $1.25.  In management’s opinion, it is unlikely that any of the options will be exercised prior to their date of expiration given the current trading value of the Company’s shares on the stock market.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - continued

	Three months ended		Six months ended
	June 30,		June 30,
Consolidated statement of operations	2008	2007	2008	2007

Net loss under U.S. GAAP	$(863,647)	$(306,078)	$(1,615,578)	$(1,918,015)
Stock-based compensation fair value
basis under U.S. GAAP (i)	13,122	27,739	30,291	62,574
Stock-based compensation fair value
basis under Canadian GAAP (i)	(20,909)	(40,101)	(38,938)	(91,766)

Net loss under Canadian GAAP	$(871,434)	$(318,440)	$(1,624,225)	$(1,947,207)

Loss per share under Canadian GAAP	$(0.02)	$(0.01)	$(0.03)	$(0.05)

(i)	Stock-based compensation

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

The Company is considered a development stage Company as defined by SFAS No. 7.  The Company is also considered a development stage Company under Accounting Guideline 11 “Enterprises in the development stage” of the Canadian Institute of Chartered Accountants’ Handbook

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

Limited Operating History

We have incurred significant losses since our inception in July 1998.  As of June 30, 2008, our accumulated deficit was approximately $32.4 million.  We recognized net losses of approximately $6,239,886 and $7,507,866 in 2007 and 2006, respectively and $1,615,578 for the six months ended June 30, 2008.  We expect to continue to incur net losses in the near term as we fund clinical trials and until such time as product sales or royalty payments, or both, generate sufficient revenues to fund continuing operations.

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

On October 31, 2007, November 14, 2007, and December 31, 2007, we surrendered operating leases for approximately 5,400 square feet of our laboratory space. We have entered into a lease for 2791 square feet of office space on West Broadway in Vancouver as our current lease for 3,600 square feet of office space at the University of British Columbia  expired on July 31, 2008.

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

As of June 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $25,063, which is expected to be recognized over a weighted average period of approximately 0.6 years.

Results of Operations

Three Months Ended June 30, 2008, and 2007

Revenues.

We had no revenues in the three months ended June 30, 2008 and in the three months ended June 30, 2007.

Research and development.

Research and development expenses include contract research, manufacturing, laboratory supplies, and staff salaries.

Research and development expenses for the three months ended June 30, 2008 were $348,027, compared to a net recovery of $394,661 for the three months ended June 30, 2007, being an increase of $742,688.

The variance of $742,688 in research and development expenses in the current three month period is primarily attributable to the recovery of costs of $506,911 (for fiscal 2005) and $571,000 (for fiscal 2006) from Globe Laboratories under the terms of the development agreement with Globe Laboratories which was terminated by us on January 1, 2007 as well as the terms of the settlement agreement with Globe Laboratories.

Our normalized research and development costs, excluding the above mentioned cost recoveries would have amounted to $683,250 for the three months ended June 30, 2007 compared to $348,027 for the corresponding period in 2008, a decrease of $335,223, which is attributed to the reduced expenses for research and development salaries amounting to approximately $149,000, lab expenses of approximately $151,000 and contract research expenses of approximately $35,000 following the surrender of the laboratory leases and reductions in laboratory personnel implemented in December 2007.

We recorded direct costs for CTCE-9908 of approximately $278,384 for the three months ended June 30, 2008. This compares to a net recovery of $562,428 for the three months ended June 30, 2007. The variance of $840,852 in direct costs for CTCE-9908 in the current period is a result of cost recoveries in 2007 referred to above.

Direct costs for CTCE-0214 were approximately $24,948 for the three months ended June 30, 2008 compared to $75,411 for the three months ended June 30, 2007.  The decrease in CTCE-0214 of $50,463 in direct costs in the current period reflects a reduction of spending on clinical and preclinical studies.

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

General and administrative.

General and administrative expenses for the three months ended June 30, 2008 were $448,387, compared to $926,795 for the three months ended June 30, 2007.  The decrease of $478,408 was in respect of reduced expenditures of approximately $194,000 in salaries and directors fees, approximately $225,000 in professional fees, and approximately $59,000 for travel and other expenses. Other general and administrative expenses included consulting, marketing and promotion expenses incurred for business development.

Interest income.

Interest income was $2,904 for the three months ended June 30, 2008 compared with $42,812 for the three months ended June 30, 2007. The decrease of interest income of $39,908 was due to decreases in short-term investments and cash equivalents.

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

Foreign exchange gain was $9,189 for the three months ended June 30, 2008, compared to a gain of $288,513 for the three months ended June 30, 2007. The gain in 2007 principally resulted from short-term investments and foreign currency transactions and the strengthening of other currencies against the US currency.

Net loss.

We incurred a net loss of $863,647 ($0.02 per share) for the three months ended June 30, 2008 compared to $306,078 ($0.01 per share) for the three months ended June 30, 2007. The variance in our net loss was principally caused by cost recoveries in the three months ended June 30, 2007 as described above. Our normalized loss for the three months ended June 30, 2007 would have been $1,383,989 ($0.03 per share). The decrease in our net loss would have been $520,342, which is attributed to a reduction in research and development, and general and administrative expenditures as described above.

Six Months Ended June 30, 2008 and 2007

Revenues.

We had no revenues in the six months ended June 30, 2008 and in the six months ended June 30, 2007.

Research and development.

Research and development expenses were $540,638 for the six months ended June 30, 2008, an increase of $220,053 from the $320,585 for the six months ended June 30, 2007. The variance of $220,053 in research and development expenses in the current six month period is primarily attributable to the recovery of costs of $506,911 (for fiscal 2005) and $571,000 (for fiscal 2006) from Globe Laboratories under the terms of the development agreement with Globe Laboratories which was terminated by us on January 1, 2007 as well as the terms of the settlement agreement with Globe Laboratories.

Our normalized research and development costs, excluding the above mentioned cost recoveries would have amounted to $1,398,496 for the six months ended June 30, 2007 compared to $540,638 for the corresponding period in 2008, a decrease of $857,858, which is attributed to the reduced expenses for research and development salaries amounting to approximately $265,000, lab expenses of approximately $275,000 and contract research expenses of approximately $318,000 following the surrender of the laboratory leases and reductions in laboratory personnel implemented in December 2007.

Direct costs for CTCE-9908 were approximately $418,940 for the three months ended June 30, 2008. This compares to a net recovery of $166,862  for the three months ended June 30, 2007. The variance of $585,802 in direct costs for CTCE-9908 in the current period is a result of cost recoveries in 2007 referred to above.

Direct costs for CTCE-0214 were $34,676 for the six months ended June 30, 2008 compared to $257,848 for the six months ended June 30, 2007.  The decrease of $223,172 in CTCE-0214 direct costs in the current period reflects a reduction of spending on preclinical studies in keeping with a progression to a clinical phase of development.

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

General and administrative.

General and administrative expenses for the six months ended June 30, 2008 were $928,005, compared to $1,789,600 for the six months ended June 30, 2007.  The net decrease of $861,595 was in respect of decreases in expenses of approximately $401,000 for legal, audit, patent, consulting and professional fees, $325,000 for salaries, and approximately $135,000 for various other expenses.

Interest income.

Interest income was $8,781 for the six months ended June 30, 2008 compared with $99,384 for the six months ended June 30, 2007. The decrease of interest income of $90,603 was due to decreases in short-term investments and cash equivalents.

Foreign exchange gain (loss

Foreign exchange gain was $7,546 for the six months ended June 30, 2008, compared to $303,374 in the six months ended June 30, 2007. These gains principally resulted from short-term investments and foreign currency transactions.

Net loss.

We incurred a net loss of $1,615,578 ($0.03per share) for the six months ended June, 2008 compared to a net loss of $1,918,015 ($0.05 per share) for the six months ended June 30, 2007. Our normalized loss for the six months ended June 30, 2007 would have been $2,995,926 ($0.06 per share). The decrease in our net loss would have been $1,380,348 which is attributed to a reduction in research and development and general and administrative expenses as described above.

Liquidity and Capital Resources

Since our inception, we have financed substantially all of our operations through the private and public offerings of equity securities.  We have received a total of $30.5 million from public and private offerings of our equity securities. In December 2004, we completed the initial public offering of shares of our common stock and raised approximately $13.3 million (CDN$16 million). In January 2005, the agents in our initial public offering exercised their over-allotment option which resulted in additional gross proceeds to us of approximately $1.9 million (CDN$2.4 million). In March 2006, we issued 6,471,698 shares of common stock in a private placement transaction for gross proceeds of approximately $5.9 million (CDN$6.9 million) and net proceeds after offering costs of approximately $5.4 million.

On February 7, 2008, the Company completed a private placement and issued 5,250,000 units at a price of $0.20 per unit for gross proceeds of approximately $1,050,000 and net proceeds after offering costs of approximately $890,000.  Each unit is comprised of one share of common stock and one common share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.30 per share for a period of 60 months from the date of issue.

On June 13, 2008, the Company completed a private placement and issued 5,899,827 units at a price of $0.15 per unit for gross proceeds of approximately $885,000 and net proceeds after offering costs of approximately $770,000.  Each unit is comprised of one share of common stock and one common share purchase warrant entitling the holder to purchase one share of common stock at an exercise price of $0.25per share for a period of 60 months from the date of issue.

At June 30, 2008, we had approximately $850,000 in cash and cash equivalents and short term investments on hand, compared to approximately $3.4 million as of June 30, 2007, a decrease of approximately $2.5 million.  Our working capital at June 30, 2008 was approximately $180,000 compared to working capital of approximately $3.3 million at June 30, 2007, a decrease of $3.1 million.

For the six months ended June 30, 2008, we used net cash of $1,617,145 in operating activities consisting primarily of the net loss for the period of $1,615,578.  Cash generated from financing activities for the six months ended June 30, 2008, was $1,707,267.

We believe that our current funds will be sufficient to fund our operations until September 30, 2008.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

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

Item 4T.    Controls and Procedures

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

Our Certifying Officers performed a review of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC.

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

Our Certifying Officers believe that the implementation of supplementing existing financial and accounting personnel with technically qualified third party consultants who assist the Company in performing additional procedures and analyses have remediated the deficiencies described above. The remediation also included effective results from testing the measures implemented.

Changes in Internal Control over Financial Reporting

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

See information provided on Forms 8-K filed by the registrant on February 14, 2008 and June 17, 2008

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 23, 2008, the following persons were nominated by the Board of Directors and duly elected by the stockholders to serve until the next annual meeting of stockholders and until the election and qualification of their successors:  Reza Bahadori, Bernard Byrd, George M. Kowalchuk, Brian Kuhn and Hassan Salari.  The results of the stockholder vote were as follows:

	FOR	AGAINST	WITHHELD
Reza Bahadori	18,324,245	0	24,334
Bernard Byrd	18,324,245	0	24,334
George M. Kowalchuk	18,322,745	0	25,834
Brian Kuhn	18,324,245	0	24,334
Hassan Salari	17,863,355	0	485,224

Item 5.

Other Information

On June 27, 2008, the Board of Directors adopted an amendment to Section 3.7 of Article III of the Bylaws of the Company relating to notice of meetings of the Board of Directors.  The amendment updated the notice provisions to specifically provide for notice to be disseminated via electronic mail.  A copy of the Bylaws, as amended, is attached hereto as Exhibit 3.1.

Item 6.

Exhibits

Exhibits

3.1

Bylaws, incorporating amendment to section 3.7 of Article III adopted in June 2008

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

CHEMOKINE THERAPEUTICS CORP.

/s/ Walter Korz	August 11, 2008
Signature	Date

By:  Walter Korz, Chief Executive Officer and President

/s/ Bashir Jaffer	August 11, 2008
Signature	Date

By:  Bashir Jaffer, Chief Financial Officer