Form 10-Q
period 2008-09-30
CHEMOKINE THERAPEUTICS CORP
filed 2008-11-10
CIK 1092959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number:

________________

Chemokine Therapeutics Corp.

(Exact name of registrant as specified in its charter)

________________

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

As of  November 1, 2008, there were 53,333,575 shares of the registrant’s common stock outstanding.

Documents incorporated by reference:  None.

Chemokine Therapeutics Corp.

PART I

ITEM 1.

FINANCIAL STATEMENTS

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INDEX TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$244,244	$688,388
Short-term investments	70,475	75,658
Amounts receivable	42,971	27,353
Prepaid expense and deposits	67,311	41,122

TOTAL CURRENT ASSETS	425,001	832,521

PROPERTY AND EQUIPMENT, net	86,095	337,751

LICENSE COSTS, net	2,834	8,605

DEFERRED FINANCING COSTS	14,648	–

AMOUNT DUE FROM AFFILIATE (Note 3)	–	50,439

	$528,578	$1,229,316

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$547,030	$897,996
Current portion of capital lease obligation	–	10,254

TOTAL CURRENT LIABILITIES	547,030	908,250

COMMITMENTS (Note 7)

STOCKHOLDERS’ EQUITY

PREFERRED STOCK
Authorized – 6,000,000 shares; par value $ 0.001 per share at September 30, 2008
Issued and outstanding: September 30, 2008 – Nil; December 31, 2007 – Nil	–	–

COMMON STOCK (Note 3)
Authorized – 200,000,000 shares; par value $ 0.001 per share at September 30, 2008 and December 31, 2007
Issued and outstanding: September 30, 2008 – 53,333,575 December 31, 2007 – 42,183,748	53,334	42,184

ADDITIONAL PAID-IN CAPITAL	32,758,470	31,062,180

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(32,830,256)	(30,783,298)

	(18,452)	321,066

	$528,578	$1,229,316

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

					Cumulative from
					inception on
	Three months ended		Nine months ended		July 15, 1998 to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$275,000

EXPENSES
Research and development	52,267	778,296	592,905	1,098,881	17,168,727
General and administrative	327,572	751,887	1,255,577	2,541,487	16,013,768
Stock-based compensation	12,724	26,747	43,015	89,321	705,955
Amortization of license	1,923	1,924	5,770	5,771	47,768
Depreciation & amortization of property and equipment	55,284	75,656	186,414	225,823	828,919

	449,770	1,634,510	2,083,681	3,961,283	34,765,137

OTHER INCOME
Interest income	3,035	26,483	11,816	125,867	750,102
Foreign exchange gain (loss)	19,621	140,360	27,167	449,734	933,168
Gain (loss) on sale of property and equipment	(4,266)		(2,260)		(23,389)

	18,390	166,843	36,723	575,601	1,659,881

NET LOSS	$(431,380)	$(1,467,667)	$(2,046,958)	$(3,385,682)	$(32,830,256)

NET LOSS PER COMMON SHARE FOR THE PERIOD - BASIC AND DILUTED	$(0.01)	$(0.03)	$(0.04)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	53,333,575	42,183,748	49,074,189	42,183,748

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2007 and September 30, 2008

 (Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Inception, July 15, 1998	–	$–	–	$–	$–	$–	$–	$–	$–
Issuance of common stock for cash	1	–	–	–	70,650	–	–	–	70,650
Issuance of preferred stock for cash	–	–	6,000,000	6,000	(4,800)	–	–	–	1,200
Net loss	–	–	–	–	–	–	–	(6,212)	(6,212)

Balances at December 31, 1998	1	–	6,000,000	6,000	65,850	–	–	(6,212)	65,638
Issuance of common stock and subscriptions on private placement, net of offering costs of $58,794	263,535	264	–	–	342,332	461,205	–	–	803,801
Issuance of warrants for consulting services	–	–	–	–	1,400	–	–	–	1,400
Net loss	–	–	–	–	–	–	–	(408,237)	(408,237)

Balances at December 31, 1999	263,536	264	6,000,000	6,000	409,582	461,205	–	(414,449)	462,602
Issuance of common stock and subscriptions on private placement, net of offering costs of $214,300	783,228	783	–	–	1,116,790	(461,205)	–	–	656,368
Conversion of preferred stock	6,000,000	6,000	(6,000,000)	(6,000)	–	–	–	–	–
Issuance of options for consulting services	–	–	–	–	87,968	–	–	–	87,968
Deferred stock compensation	–	–	–	–	83,500	–	(83,500)	–	–
Amortization of deferred stock compensation	–	–	–	–	–	–	32,920	–	32,920
Net loss	–	–	–	–	–	–	–	(1,020,963)	(1,020,963)

Balances at December 31, 2000	7,046,764	7,047	–	–	1,697,840	–	(50,580)	(1,435,412)	218,895
Issuance of stock for cash	–	–	150,000	150	187,350	–	–	–	187,500
Issuance of common shares net of offering costs of $64,585	1,280,496	1,280	–	–	1,362,532	–	–	–	1,363,812
Issuance of warrants for offering costs	–	–	–	–	17,850	–	–	–	17,850
Cancellation of stock options	–	–	–	–	(50,580)	–	50,580	–	–
Net loss	–	–	–	–	–	–	–	(1,743,962)	(1,743,962)

Balances at December 31, 2001	8,327,260	8,327	150,000	150	3,214,992	–	–	(3,179,374)	44,095

See next page

See accompanying notes to the interim consolidated financial statements

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2007 and September 30, 2008

 (Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 194,474	1,492,970	$1,493	–	$–	$1,677,746	$–	$–	$–	$1,679,239
Issuance of warrants for consulting services	–	–	–	–	139,725	–	–	–	139,725
Issuance of warrants for offering costs	–	–	–	–	62,871	–	–	–	62,871
Capital distribution on sale of subsidiary to related party	–	–	–	–	42,064	–	–	–	42,064
Net loss	–	–	–	–	–	–	–	(2,234,061)	(2,234,061)

Balances at December 31, 2002	9,820,230	9,820	150,000	150	5,137,398	–	–	(5,413,435)	(266,067)
Issuance of common stock net of offering costs of $ 130,628	577,852	578	–	–	644,395	–	–	–	644,973
Issuance of preferred shares	–	–	2,000,000	2,000	2,698,000	–	–	–	2,700,000
Issuance of warrants for consulting services	–	–	–	–	21,835	–	–	–	21,835
Issuance of warrants for offering costs	–	–	–	–	22,454	–	–	–	22,454
Net loss	–	–	–	–	–	–	–	(2,506,705)	(2,506,705)

Balances at December 31, 2003	10,398,082	10,398	2,150,000	2,150	8,524,082	–	–	(7,920,140)	616,490
Issuance of common stock net of offering costs of $ 2,234,671	17,915,714	17,916	–	–	12,144,538	–	–	–	12,162,454
Issuance of common stock for agent’s fee	628,977	629	–	–	352,054	–	–	–	352,683
Issuance of common stock for settlement of debt	247,100	247	–	–	199,753	–	–	–	200,000
Issuance of common stock for finder’s fees	3,333	3	–	–	4,497	–	–	–	4,500
Conversion of preferred stock to common stock	150,000	150	(150,000)	(150)	–	–	–	–	–
Issuance of warrants for consulting services	–	–	–	–	241,882	–	–	–	241,882
Issuance of warrants for offering costs	–	–	–	–	98,509	–	–	–	98,509
Issuance of warrants for finder’s fees	–	–	–	–	3,900	–	–	–	3,900
Stock-based compensation	–	–	–	–	51,581	–	–	–	51,581
Net loss	–	–	–	–	–	–	–	(3,095,240)	(3,095,240)

Balances at December 31, 2004	29,343,206	29,343	2,000,000	2,000	21,620,796	–	–	(11,015,380)	10,636,759

See next page

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from inception on July 15, 1998 to December 31, 1998

and periods ended December 31, 1999 through 2007 and September 30, 2008

 (Unaudited)

								(Deficit)
								accu-
							Deferred	mulated
					Additional	Share	stock	during the	Stock-
	Common stock		Preferred stock		paid-	subscrip-	compen-	develop-	holders’
	Shares	Amount	Shares	Amount	in capital	tions	sation	ment stage	equity

Issuance of common stock net of offering costs of $ 278,023	2,400,000	$2,400	–	$–	$1,658,297	$–	$–	$–	$1,660,697
Conversion of warrants to common shares	102,000	102	–	–	85,050	–	–	–	85,152
Issuance of common stock	52,000	52	–	–	(52)	–	–	–	–
Issuance of warrants for agent’s fee	–	–	–	–	49,453	–	–	–	49,453
Issuance of warrants for offering costs	–	–	–	–	14,888	–	–	–	14,888
Stock-based compensation	–	–	–	–	289,533	–	–	–	289,533
Net loss	–	–	–	–	–	–	–	(6,020,166)	(6,020,166)

Balances at December 31, 2005	31,897,206	31,897	2,000,000	2,000	23,717,965	–	–	(17,035,546)	6,716,316
Issuance of common stock net of offering costs of $ 426,228	6,471,698	6,472	–	–	5,408,860	–	–	–	5,415,332
Conversion of preferred stock to common stock	2,000,000	2,000	(2,000,000)	(2,000)	–	–	–	–	–
Conversion of warrants to common shares	1,762,844	1,763	–	–	1,556,700	–	–	–	1,558,463
Issuance of common stock for options exercised	52,000	52	–	–	44,413	–	–	–	44,465
Issuance of warrants for agent’s fee	–	–	–	–	45,336	–	–	–	45,336
Stock-based compensation	–	–	–	–	184,085	–	–	–	184,085
Net loss	–	–	–	–	–	–	–	(7,507,866)	(7,507,866)

Balances at December 31, 2006	42,183,748	42,184	–	–	30,957,359	–	–	(24,543,412)	6,456,131

Stock-based compensation	–	–	–	–	104,821	–	–	–	104,821
Net loss	–	–	–	–	–	–	–	(6,239,886)	(6,239,886)

Balances at December 31, 2007	42,183,748	42,184	–	–	31,062,180	–	–	(30,783,298)	321,066

Issuance of common stock and warrants net of offering costs of $ 230,405	11,149,827	11,150	–	–	1,653,275	–	–	–	1,664,425

Stock-based compensation	–	–	–	–	43,015	–	–	–	43,015
Net loss	–	–	–	–	–	–	–	(2,046,958)	(2,046,958)

Balances at September 30, 2008	53,333,575	$53,334	–	$–	$32,758,470	$–	$–	$(32,830,256)	$(18,452)

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

 (Unaudited)

					Cumulative
					from inception
	Three months ended		Nine months ended		on July 15, 1998 to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(431,380)	$(1,467,667)	$(2,046,958)	$(3,385,682)	$(32,830,256)
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	57,207	77,580	192,184	231,594	876,687
Patent application expensed	–	–	–	–	81,858
Loss (gain) on sale of property and equipment	4,266	–	2,260	–	23,389
Realized foreign exchange loss (gain)	(8,974)	–	(9,254)	–	(20,876)
Common shares issued for consulting services	–	–	–	–	1,033,669
Warrants issued for consulting services	–	–	–	–	404,842
Options issued for consulting services	–	–	–	–	87,968
Stock-based compensation	12,724	26,747	43,015	89,321	705,955
Decrease (increase) in
Amounts receivable	(25,120)	(16,382)	(15,618)	(21,218)	(42,971)
Prepaid expense and deposits	33,338	20,603	(26,189)	69,496	(67,311)
Increase (decrease) in
Accounts payable and accrued liabilities	(236,442)	(446,733)	(350,966)	89,832	547,030
Deferred financing cost	(14,648)	(340,640)	(14,648)	(1,054,295)	(14,648)

Cash provided (used) by operating activities	(609,029)	(2,146,492)	(2,226,174)	(3,980,952)	(29,214,664)

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued for cash	–	–	1,894,832	–	33,542,308
Stock issued for settlement of debt	–	–	–	–	200,000
Offering costs	–	–	(230,405)	–	(3,205,001)
Net advances (to) from affiliates	–	571,004	50,435	85,650	(35,044)
Capital lease payments	(2,659)	(2,495)	(10,254)	(7,182)	(34,650)

Cash provided (used) by financing activities	(2,659)	568,509	1,704,608	78,468	30,467,613

CASH FLOW FROM INVESTING ACTIVITIES
Cash held by disposed subsidiary	–	–	–	–	(4,754)
Purchase of investments	–	(3,761)	(955)	(937,378)	(17,310,207)
Redemption of investments	4,891	–	6,138	2,504,294	17,239,733
Payment under license agreement (Note 7)	–	–	–	–	(50,603)
Proceeds on sale of property and equipment	76,262	–	81,793	–	133,599
Purchase of property and equipment	–	(2,581)	(9,554)	(362,455)	(1,016,473)

Cash provided (used) by investing activities	81,153	(6,342)	77,422	1,204,461	(1,008,705)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD	(530,535)	(1,584,325)	(444,144)	(2,698,023)	244,244

CASH AND CASH EQUIVALENTS, beginning of period	774,779	3,332,970	688,388	4,446,668	–

CASH AND CASH EQUIVALENTS, end of period	$244,244	$1,748,645	$244,244	$1,748,645	$244,244

See accompanying notes to the interim consolidated financial statements.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2008

 (Unaudited)

1.	DESCRIPTION OF BUSINESS

Chemokine Therapeutics Corp. (the "Company") was incorporated in the State of Washington on July 15, 1998 as PTM Molecular Biosystems Inc.  In 1999, the Company changed its name to Chemokine Therapeutics Corp. and in 2000 was reincorporated in the State of Delaware.

The Company is in the business of discovering and developing innovative therapeutic products for the treatment of a variety of human diseases.  As of September 30, 2008, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”).  The Company commenced operations in July 1998 and has been devoting most of its efforts to date in raising capital and in research and development.  At September 30, 2008, the Company had not commenced planned principal operations and, as shown in the accompanying financial statements, has incurred losses during the period from inception to September 30, 2008 of $ 32,830,256.

The Company is subject to all of the risks inherent in an early stage business operating in the biotechnology industry.  These risks include, but are not limited to, a limited operating history, limited management resources, and the challenges of bringing a drug through development to approval for sale.

Management believes that the Company has sufficient funding to finance operations through December 15, 2008. The Company also intends to seek additional financing from external sources. If the Company is unable to raise additional capital in the near term, it will need to cease operations or reduce, cease or delay its research and development programs and significantly adjust its current business plan. Without additional funding, it is unlikely that the Company will be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  Unless the Company is able to generate revenues, decrease its expenses substantially or raise additional financing, the Company will not have sufficient cash to support its operations beyond December 15, 2008.  As noted above, the Company is currently in the process of raising additional financing from external sources through the offering of its securities.  There can be no assurance that the Company will achieve this objective.  The consolidated financial statements do not include any adjustment relating to the recoverability and classification or recorded asset amounts or the amounts and classifications of liabilities that might be necessary if the Company were not able to continue in existence as a going concern.

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

The unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (including of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows.  All significant intercompany accounts and transactions have been eliminated.  Results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or future operating periods.  Significant accounting policies utilized in the preparation of the unaudited interim consolidated financial statements are summarized below:

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

The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company does not have any net liabilities recorded related to unrecognized tax benefits at September 30, 2008 and January 1, 2008. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at September 30, 2008, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

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

Stock-based compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and consultants.  The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period.  The Company estimates the fair value of stock options using a Black-Scholes valuation model.

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

During the nine months ended September 30, 2008, the Company recorded a foreign exchange gain of $ 27,167.  This gain principally resulted from short-term investment and foreign currency transactions.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”).  Pursuant to EITF 07-3, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received.  EITF 07-3 is effective for contracts entered into in years beginning after December 15, 2007, and is to be applied prospectively for contracts entered into on or after the effective date.  The Company adopted these new requirements on January 1, 2008 and determined there was no effect on the Company’s consolidated financial statements.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS No. 162 will not have a material impact on the Company’s consolidated financial statements.

In July 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of EITF 07-5.

3.	DUE TO AFFILIATE

The amount due from affiliate in 2007 did not bear interest and had no fixed terms of repayment.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3.	DUE TO AFFILIATE - continued

	September 30,	December 31,
	2008	2007

Globe Laboratories Inc., a Canadian corporation controlled by Dr. Hassan Salari, the Company’s former Chairman, President, and Chief Scientific Officer	$–	$50,439

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

The Company previously used Globe Laboratories to perform research activities under a development agreement which began in 2003 and terminated on January 1, 2007. Globe Laboratories is a privately owned Canadian company established to perform research activities. As the books and records for Globe Laboratories are not available for 2008 and 2007, the Company is unable to determine the size and activities of Globe Laboratories for the nine months ended September 30, 2008 and 2007.

The Company may be obligated to reimburse Globe Laboratories for any reassessment of scientific research and experimental development tax credits that may arise. No claim has been made by Globe Laboratories through September 30, 2008, and the Company is unable to estimate the likelihood of any claim that may be related to any reassessment of scientific research and experimental development tax credits.

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

Common stock

During the three months ended March 31, 2008, the Company issued 5,250,000 shares of common stock through the sale of Units. These shares were estimated to have a relative fair value of $0.13 per share which represents a cash consideration of $682,500. The shares were recorded at par value of $5,250. The remaining balance was recorded in additional paid-in capital.

During the three months ended June 30, 2008, the Company issued 5,899,827 shares of common stock through the sale of Units. These shares were estimated to have a relative fair value of $0.10 per share which represents a cash consideration of $589,983. The shares were recorded at par value of $5,900. The remaining balance was recorded in additional paid-in capital

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4.	CAPITAL STOCK - continued

During the three month period ended September 30, 2008, the Company did not issue any shares of common stock.

Warrants

During the three months ended March 31, 2008 the Company issued 5,250,000 stock purchase warrants through the sale of Units. The stock purchase warrants were accounted for at their relative fair value, as determined by the Black-Scholes valuation model, of $0.07 per warrant which represents a cash consideration of $359,604. This amount was recorded in additional paid-in capital.

During the three months ended June 30, 2008, the Company issued 5,899,827 stock purchase warrants through the sale of Units. The stock purchase warrants were accounted for at their relative fair value, as determined by the Black-Scholes valuation model, of $0.05 per warrant which represents a cash consideration of $262,745. This amount was recorded in additional paid-in capital.

During the three month period ended September 30, 2008, no warrants were issued or exercised.

The following table summarizes information regarding stock purchase warrants outstanding at September 30, 2008.

	Number-
	outstanding and
	exercisable
Exercise price		Expiry dates

$0.30	5,250,000	February 2013
$0.25	5,899,827	June 2013
	11,149,827

Common stock reserved for future issuances

Common stock reserved for future issuances as of September 30, 2008 is as follows:

Outstanding stock options	3,922,000
Stock options available for grant	576,416
Outstanding stock purchase warrants	11,149,827
15,648,243

5.	STOCK-BASED COMPENSATION

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

The maximum number of shares of common stock authorized by the stockholders, reserved, remaining and available for issuance by the Board of Directors is 4,498,416.  The compensation cost that has been charged against income for the nine month period ended September 30, 2008 for this plan was $ 43,015 (2007 - $ 89,321), which would be classified as research and development or general and administrative expense based on the classification of cash compensation paid to the same employees in the amounts of $ 5,514 (2007 - $ 11,415) and $ 37,501 (2007 - $ 77,906) respectively.

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	STOCK-BASED COMPENSATION − continued

The fair value for stock awards was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for the nine months ended September 30, 2008:

	Nine months ended
	September 30,
	2008	2007

Expected term (in years)	4.6	5
Expected volatility	84%	58%
Risk-free interest rate	2.8%	4.6%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$ 0.05	$ 0.34

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2008 is presented in the following table:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value

Outstanding, January 1, 2008	2,797,000	$0.92
Granted	1,870,000	0.14
Cancelled	(745,000)	1.03

Outstanding, September 30, 2008	3,922,000	$0.57	2.8	$0.0

Exercisable, September 30, 2008	2,075,600	$0.93	1.3	$0.0

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5.	STOCK-BASED COMPENSATION − continued

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $ 0.06 as of the last business day of the period ended September 30, 2008, which would have been received by the optionees had all options been exercised on that date.  As of September 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $ 57,654 which is expected to be recognized over a weighted average period of 2 years.  During the nine months ended September 30, 2008, the total intrinsic value of stock options exercised was $ Nil (2007 - $ Nil) and the total fair value of options vested was $ 60,120 (2007 - $ 89,321).

A summary of the status of the Company’s nonvested shares as of September 30, 2008, and changes during the period ended September 30, 2008, is presented below:

		Weighted
		average grant-
		date fair value
Nonvested Shares	Shares

Nonvested at January 1, 2008	277,200	$0.34
Granted	1,870,000	0.05
Vested	(246,400)	0.24
Forfeited	(54,400)	0.34
Nonvested at September 30, 2008	1,846,400	$0.06

The Company issues shares of common stock upon exercise of stock options from authorized unissued stock.

6.	RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2008, the Company sold certain laboratory equipment for total proceeds of $ 2,132 (2007 − $ Nil) to companies with a common former director of the Company.

During the nine month period ended September 30, 2008, the Company paid board compensation to its non-executive directors totaling $ Nil (2007 - $ 80,375), which are included in general and administrative expense.

During the nine month period ended September 30, 2008, the Company paid consulting fees of $ Nil (2007 - $ 2,209) to a company controlled by a family member directly related to a former director of the Company, for website administration.  The Company ceased using these consulting services in January 2007.

7.	COMMITMENTS

Contractual agreements

The Company has entered into various research and development agreements with non-affiliated third parties to perform research and development services on its behalf.  As at September 30, 2008, the Company is committed to pay $ 153,593 in the next nine months, in respect of contractual agreements based on invoices submitted as services provided in accordance with the contractual agreements.

Lease agreement

On April 23, 2008, the Company entered into an operating lease for new office premise beginning June 1, 2008.  The Company is obligated to make the following minimum lease payments under its new operating lease:

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	COMMITMENTS - continued

2008	$12,400
2009	77,400
2010	77,400
2011	38,700

$205,900

During the nine month period ended September 30, 2008, the Company incurred rent expense due to operating leases of $ 61,627 (2007 - $ 179,454), which is included in general and administrative expense in the consolidated statement of operations.

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

As at September 30, 2008, the Company had not achieved any milestones and had not paid or accrued any milestone payments with regards to the PPDI License Agreement.

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

Milestone payments are to be made as follows:

- Cdn$ 50,000 upon filing an Investigational New Drug (“IND”) in any jurisdiction, which was paid by the Company in 2003,

- Cdn$ 25,000 upon the start of Phase II clinical trials and Cdn$ 75,000 at the time of completion of Phase II clinical trials,

- Cdn$ 75,000 upon the start of Phase III clinical trials and Cdn$ 175,000 at the time of completion of Phase III clinical trials, and

- Cdn$ 500,000 at the time of filing for New Drug Approval after completion of Phase III clinical trials

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.	COMMITMENTS − continued

Minimum annual royalty payments are to be made as follows:

- Cdn$ 25,000 one year from product approval

- Cdn$ 50,000 two years from product approval

- Cdn$ 75,000 three years from product approval

- Cdn$ 100,000 four years from product approval

- Cdn$ 150,000 five years from product approval

Other than the milestone payment of Cdn $50,000 in 2003, the Company had not achieved any further milestones and had not paid or accrued any other milestone or royalty payments as at September 30, 2008 with regard to the UBC License Agreement.

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

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8.	FINANCIAL INSTRUMENTS - continued

Assets/Liabilities Measured at Fair Value

Assets and liabilities measured at fair value consisted of the following instruments as of September 30, 2008:

Financial Instrument	Fair Value	Fair Value Hierarchy
Cash and cash equivalents	$244,244	Level 1
Short-term investments	$70,475	Level 1
Amounts receivable	$42,971	Level 2
Accounts payable and accrued liabilities	$547,030	Level 3

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

A senior member of management resigned from his position within the Company as well as from the board of directors in July 2008.  Subsequent to his resignation, one million fully vested stock options expired 90 days from the date of his resignation on October 19, 2008.  Of the stock options which were held, 750,000 were at an exercise price of $1.00 and 250,000 were at an exercise price of $1.25.

On October 8, 2008 the Company issued 300,000 shares of common stock pursuant to the terms of a consulting agreement dated September 18, 2008.

10.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  U.S. GAAP differs in certain material respects from Canadian generally accepted accounting principles (“Canadian GAAP”).  The material differences between U.S. GAAP and Canadian GAAP are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss under U.S. GAAP	$(431,380)	$(1,467,667)	$(2,046,958)	$(3,385,682)
Stock-based compensation fair
value basis under U.S GAAP(i)	12,724	26,747	43,015	89,321
Stock-based compensation fair
value basis under Canadian GAAP(i)	(25,753)	(37,532)	(64,690)	(129,298)

Net loss under Canadian GAAP	$(444,409)	$(1,478,452)	$(2,068,633)	$(3,425,659)

Loss per share under Canadian
GAAP	$(0.01)	$(0.04)	$(0.04)	$(0.08)

CHEMOKINE THERAPEUTICS CORP.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES − continued

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

Limited Operating History

We have incurred significant losses since our inception in July 1998.  As of September 30, 2008, our accumulated deficit was approximately $32.8 million.  We recognized net losses of approximately $6,239,886 and $7,507,866 in 2007 and 2006, respectively and $2,046,958 for the nine months ended September 30, 2008.  We expect to continue to incur net losses in the near term as we fund clinical trials and until such time as product sales or royalty payments, or both, generate sufficient revenues to fund continuing operations.

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

On October 31, 2007, November 14, 2007, and December 31, 2007, we surrendered operating leases for approximately 5,400 square feet of our laboratory space. We have entered into a lease for 2791 square feet of office space on West Broadway in Vancouver as our previous lease for 3,600 square feet of office space at the University of British Columbia expired on July 31, 2008.

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

•

    enter into partnerships for one or more of our drug development programs

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

As of September 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $57,654 which is expected to be recognized over a weighted average period of approximately 2 years.

Results of Operations

Three Months Ended September 30, 2008, and 2007

Revenues.

We had no revenues in the three months ended September 30, 2008 and in the three months ended September 30, 2007.

Research and development.

Research and development expenses include contract research, manufacturing, laboratory supplies, and staff salaries.

Research and development expenses for the three months ended September 30, 2008 were $52,267, a decrease of $726,029 from the $778,296 comparative amount recorded in the three months ended September 30, 2007. The decrease is a result of reduced spending on clinical and preclinical studies and can be attributed to the reduced expenses for research and development salaries amounting to approximately $181,000, lab expenses of approximately $58,000 and contract research expenses of approximately $487,000 following the surrender of the laboratory leases and reductions in laboratory personnel implemented in December 2007.

We recorded direct costs for CTCE-9908 of approximately $49,745 for the three months ended September 30, 2008 compared to $483,181 for the three months ended September 30, 2007. The decrease in CTCE-9908 of $433,436 in direct costs in the current period is a result of a reduction of spending as mentioned above.

Direct costs for CTCE-0214 were approximately $2,522 for the three months ended September 30, 2008 compared to $57,769 for the three months ended September 30, 2007.  The decrease in CTCE-0214 of $55,247 in direct costs in the current period is a result of a reduction of spending as mentioned above.

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

General and administrative.

General and administrative expenses for the three months ended September 30, 2008 were $327,572, compared to $751,887 for the three months ended September 30, 2007.  The decrease of $424,315 was in respect of reduced expenditures of approximately $188,000 in salaries and directors fees, approximately $45,000 in professional fees, approximately $132,000 for travel, and approximately $59,000 for other expenses. Other general and administrative expenses included consulting, marketing and promotion expenses incurred for business development.

Interest income.

Interest income was $3,035 for the three months ended September 30, 2008 compared with $26,483 for the three months ended September 30, 2007. The decrease of interest income of $23,448 was due to decreases in short-term investments and cash equivalents.

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

Foreign exchange gain was $19,621 for the three months ended September 30, 2008, compared to a gain of $140,360 for the three months ended September 30, 2007. The gain in 2007 principally resulted from short-term investments and foreign currency transactions and the strengthening of other currencies against the US currency.

Net loss.

We incurred a net loss of $431,380 ($0.01 per share) for the three months ended September 30, 2008 compared to $1,467,667 ($0.03 per share) for the three months ended September 30, 2007. The decrease in our net loss was principally caused by the decrease in research and development expenditures.

Nine Months Ended September 30, 2008 and 2007

Revenues.

We had no revenues in the nine months ended September 30, 2008 and in the nine months ended September 30, 2007.

Research and development.

Research and development expenses were $592,905 for the nine months ended September 30, 2008, compared to $1,098,881 for the nine months ended September 30, 2007. The decrease of $505,976 includes the recovery of costs received in 2007 of $969,160 ($506,911 for fiscal 2005 and $462,249 for fiscal 2006) from Globe Laboratories Inc. under the terms of the development agreement with Globe Laboratories which was terminated by us on January 1, 2007 as well as the terms of the settlement agreement with Globe Laboratories. Our normalized research and development costs for the nine month period ended September 30, 2007 would have amounted to $2,068,041 which compares to $592,905 for the corresponding period in 2008. The decrease is attributed to reduced expenses for research and development salaries amounting to approximately $440,000, lab expenses of approximately $338,000 following the surrender of the laboratory leases and reductions in laboratory personnel implemented in December 2007, and reduced contract research expenses of approximately $697,000.

Direct costs for CTCE-9908 were approximately $468,685 for the nine months ended September 30, 2008. This compares to direct costs of $316,319 for the nine months ended September 30, 2007. The cost recoveries of $969,160 in the nine months ended September 30, 2007 were applied directly to CTCE-9908 and therefore our normalized direct costs for CTCE-9908 in the nine month period ended September 30, 2007 would have amounted to $1,285,479. The decrease of $816,794 in direct costs for the current period is attributed to a reduction in research and development expenditures as described above.

Direct costs for CTCE-0214 were $37,198 for the nine months ended September 30, 2008 compared to $315,618 for the nine months ended September 30, 2007.  The decrease of $278,420 in CTCE-0214 direct costs in the current period reflects a reduction of spending on clinical and preclinical studies.

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

General and administrative.

General and administrative expenses for the nine months ended September 30, 2008 were $1,255,577, compared to $2,541,487 for the nine months ended September 30, 2007.  The net decrease of $1,285,910 was due to decreases in expenses of approximately $446,000 for legal, audit, patent, consulting and professional fees, $514,000 for salaries and directors fees, approximately $197,000 for travel, and approximately $129,000 for various other expenses.

Interest income.

Interest income was $11,816 for the nine months ended September 30, 2008 compared with $125,867 for the nine months ended September 30, 2007. The decrease of interest income of $114,051 was due to decreases in short-term investments and cash equivalents.

Foreign exchange gain (loss)

Foreign exchange gain was $27,167 for the nine months ended September 30, 2008, compared to $449,734 in the nine months ended September 30, 2007. These gains principally resulted from short-term investments and foreign currency transactions.

Net loss.

We incurred a net loss of $2,046,958 ($0.04 per share) for the nine months ended September 30, 2008 compared to a net loss of $3,385,682 ($0.08 per share) for the nine months ended September 30, 2007. Our normalized loss for the nine months ended September 30, 2007 would have been $4,354,842 ($0.10 per share). The decrease in our net loss would have been $2,307,884 which is attributed to a reduction in research and development and general and administrative expenses as described above.

Liquidity and Capital Resources

Since our inception, we have financed substantially all of our operations through the private and public offerings of equity securities.  We have received a total of $30.5 million from public and private offerings of our equity securities since our inception in 1998. In December 2004, we completed the initial public offering of shares of our common stock and raised approximately $13.3 million. In January 2005, the agents in our initial public offering exercised their over-allotment option which resulted in additional gross proceeds to us of approximately $1.9 million. In March 2006, we issued 6,471,698 shares of common stock in a private placement transaction for gross proceeds of approximately $5.9 million and net proceeds after offering costs of approximately $5.4 million.

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

At September 30, 2008, we had approximately $315,000 in cash and cash equivalents and short term investments on hand, compared to approximately $1.8 million as of September 30, 2007, a decrease of approximately $1.5 million.  Our working capital deficiency at September 30, 2008 was approximately $120,000 compared to working capital of approximately $1.5 million at September 30, 2007, a decrease of $1.6 million.

For the nine months ended September 30, 2008, we used net cash of $2,226,174 in operating activities consisting primarily of the net loss for the period of $2,046,958.  Cash generated from financing activities for the nine months ended September 30, 2008, was $1,704,608.

We believe that our current funds will be sufficient to fund our operations until December 15, 2008.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials or our operations.

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

None

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

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

CHEMOKINE THERAPEUTICS CORP.

/s/ Walter Korz	November 10, 2008
Signature	Date
By: Walter Korz, Chief Executive Officer and President

/s/ Bashir Jaffer	November 10, 2008
Signature	Date
By: Bashir Jaffer, Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Walter Korz, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, of Chemokine Therapeutics Corp.;

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

Date:  November 10, 2008

/s/ Walter Korz

Walter Korz

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bashir Jaffer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, of Chemokine Therapeutics Corp.;

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

Date: November 10, 2008

/s/ BASHIR JAFFER

Bashir Jaffer

Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

 THE SARBANES-OXLEY ACT OF 2002

I, Walter Korz, President and Chief Executive Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Walter Korz

Walter Korz

President and Chief Executive Officer

November 10, 2008

I, Bashir Jaffer, Chief Financial Officer of Chemokine Therapeutics Corp. (the “Company”), certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ BASHIR JAFFER

Bashir Jaffer

Chief Financial Officer

November 10, 2008